Form 10-K
IRE PENSION INVESTORS LTD
filed 1995-03-29
CIK 748827

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K


                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


For the Fiscal Year Ended                              Commission File Number
    December 31, 1994                                           0-13624
-------------------------                               ---------------------


                         I.R.E. PENSION INVESTORS, LTD.
                 (Exact Name of Registrant as Specified in its
                      Certificate of Limited Partnership)

        Florida                                      59-2483870
-----------------------               --------------------------------------

(State of Organization)               (I.R.S. Employer Identification Number)

1750 E. Sunrise Boulevard
Fort Lauderdale, Florida                                             33304
--------------------------------------                             ---------

(Address of Principal Executive Office)                            (Zip Code)

Registrant's telephone number, including area code: (305) 760-5200

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
                           Limited Partnership Units
                   $250 Per Unit - Minimum Purchase 20 Units/
          8 Units for Individual Retirement Accounts, Keogh Plans and
                            Corporate Pension Plans

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    X        No
                               -------        ------


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to
this Form 10-K.                                                            [X]

                      Documents Incorporated by Reference

Portions of the Prospectus of the Registrant, dated February 13, 1985, are incorporated by reference into Part IV.



                         I.R.E. PENSION INVESTORS, LTD.
                        (A Florida Limited Partnership)

                                     PART I
                                     ------


ITEM 1.  BUSINESS
-----------------

I.R.E. PENSION INVESTORS, LTD., a limited partnership organized under the laws of the State of Florida as of January 17, 1985, is primarily engaged in the business of operating and holding for investment an income producing real property. The Partnership commenced a public offering of its units of limited partnership interest in February 1985, broke escrow in April 1985 and closed the offering in October 1985, having raised $15,960,250 in capital and issued 63,837 units of limited partnership interest at $250 per unit. The Partnership initially acquired two properties, Independence Tower in Charlotte, North Carolina and One West Nine Mile in Hazel Park, Michigan for cash. The One West Nine Mile Holiday Inn was sold in December 1991. The Partnership currently holds one property, Independence Tower which is currently being marketed for sale. The property is 88% leased and is generating a positive cash flow

Uninvested cash of the Registrant is deposited in demand accounts with commercial banks and may be invested temporarily in U.S. Treasury Bills, certificates of deposit or other interest bearing accounts or investments.

Alan B. Levan and I.R.E. Pension Advisors, Corp. are the general partners of the Registrant. I.R.E. Pension Advisors, Corp., as Managing General Partner, manages and controls the Registrant's affairs and has general responsibility and the ultimate authority in all matters affecting the Registrant's business.

Affiliates of the general partners of the Registrant also own and operate their own improved real estate and may have investment objectives and policies similar to those of the Registrant. Registrant may be in competition with other limited partnerships served by affiliates of the Managing General Partner or by other companies wherein the individual general partner is a controlling stockholder.

On December 31, 1994, Registrant had 2 employees. The balance of information required in Item 1 is either inapplicable or not material to an understanding of the Registrant's business.


ITEM 2.  PROPERTIES
-------------------


The property listed below is not utilized by Registrant but is held for investment. This property is zoned for its current use.

     Independence Tower       103,512 square feet owned
      Charlotte, NC            leasable office space



ITEM 3.  LEGAL PROCEEDINGS
--------------------------

Martha Hess, et. al., on behalf of themselves and all others similarly situated,
v. Gordon, Boula, Financial Concepts, Ltd., KFB Securities, Inc., et al. In the Circuit Court of Cook County, Illinois. On or about May 20, 1988, an individual investor filed the above referenced action against two individual defendants, who allegedly sold securities without being registered as securities brokers, two corporations organized and controlled by such individuals, and against approximately sixteen publicly offered limited partnerships, including Registrant, interests in which were sold by the individual and corporate defendants.

Plaintiff alleged that the sale of limited partnership interests in Registrant (among other affiliated and unaffiliated partnerships) by persons and corporations not registered as securities brokers under the Illinois Securities Act constituted a violation of such Act, and that the Plaintiff, and all others who purchased securities through the individual or corporate defendants, should be permitted to rescind their purchases and recover their principal plus 10% interest per year, less any amounts received. The Partnership's securities were properly registered in Illinois and the basis of the action relates solely to the alleged failure of the Broker Dealer to be properly registered.

In November 1988, Plaintiff's class action claims were dismissed by the Court. Amended complaints, including additional named plaintiffs, were filed subsequent to the dismissal of the class action claims. Motions to dismiss were filed on behalf of the Partnership and the other co-defendants. In December 1989, the Court ordered that the Partnership and the other co-defendants rescind sales of any plaintiff that brought suit within three years of the date of sale. Under the Court's order of December 1989, the Partnership would not be required to rescind any sales.

Plaintiffs appealed, among other items, the Court's order with respect to plaintiffs that brought suit after three years of the date of sale. In February 1993, the Appellate court ruled that the statute of limitations was tolled during the pendency of the class action claims. Therefore, those investors that brought suit within 3.6 years and potentially 4 years from the date of sale may
be entitled to rescission.   The Partnership and the other co-defendants sought
leave to appeal before the Illinois Supreme Court and on October 6, 1993, the leave to appeal was denied. Plaintiff's claims are now pending in Circuit Court. Plaintiffs filed a purported Class Action Amendment on March 24, 1994 seeking to consolidate and amend their claims. The amendment sought to continue the claims against the predecessor partnerships along with their general partners and sought to add BFC as a defendant. The plaintiffs also moved for class certification. Motions to dismiss and to deny class certification have been filed. Before plaintiffs responded or the motions were heard, plaintiffs filed a new motion for leave to file consolidated class action amendments and a new motion for class certification. The individual and corporate defendants sold a total of $109,250 of limited partnership interests in the Partnership. As of December 31, 1994, limited partners holding approximately $69,500 of limited partnership interests had filed an action for rescission. Under the appellate decision, if rescission was made to all remaining limited partners that filed an action, refunds, at March 31, 1995, (including interest payments thereon) would amount to approximately $136,000. A provision of $67,000 has been made in the accompanying financial statements for interest on amounts that would be due upon rescission, however, the financial statements do not reflect a rescission of the units subject to the Court ruling. Partners' capital, units outstanding, per unit information, including income (loss) per unit amounts, have not been adjusted for the potential rescission of units.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------


None.


                                   PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S UNITS OF LIMITED PARTNERSHIP INTEREST AND
------------------------------------------------------------------------------

RELATED SECURITY HOLDER MATTERS
-------------------------------


(a) There is no established public trading market for Registrant's units of limited partnership interest.

(b) There are approximately 2,740 holders of units of limited partnership interest as of December 31, 1994.

(c) See Item 6.-Selected Financial Data regarding Registrant's distributions, incorporated herein by reference as if set forth herein.



ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

For the five years ended December 31, 1994.

                       1990        1991       1992        1993        1994
                       ----        ----       ----        ----        ----
Revenues           $ 1,429,560   1,440,418   1,109,557   1,146,293   1,266,818
                    ==========  ==========  ==========  ==========  ==========
Net income (loss)  $   (56,238) (1,796,743)     61,421     (24,174)     42,284
                    ==========  ==========  ==========  ==========  ==========
Net income (loss)
 per weighted
 average limited
 partnership unit
 outstanding       $      (.87)     (27.89)        .95        (.38)        .66
                    ==========  ==========  ==========  ==========  ==========
Total assets       $12,012,102   9,620,472   7,739,318   7,826,907   7,268,449
                    ==========  ==========  ==========  ==========  ==========
Partners' capital  $11,287,606   9,490,863   7,552,523   7,528,349   7,070,371
                    ==========  ==========  ==========  ==========  ==========
Distributions
 per weighted
 average limited
 partnership
 unit outstanding  $      -           -           -          31.36        7.84
                    ==========  ==========  ==========  ==========  ==========


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF I.R.E. PENSION INVESTORS, LTD.

A description of the Partnership's original investment properties follows:

      * Independence Tower - A 107,000 square foot office building located in Charlotte, North Carolina.

      * One West Nine Mile Holiday Inn Hotel ("Holiday Inn") - A 211 room hotel located in Hazel Park, Michigan through a joint venture in which the Partnership had 91.3% interest. This property was sold in December 1991.

The Partnership was organized on January 17, 1985, to engage in acquiring, improving, operating and holding for investment, income producing real properties. The Partnership's objectives were to invest in properties which would: 1) Preserve and protect the Partnership's original capital; 2) Provide long-term appreciation in the value of the Partnership's properties; and 3) Provide cash distributions to the Limited Partners.

On April 1, 1985, sufficient capital had been raised to allow funds to be released from escrow to the Partnership. The Partnership closed the offering in October 1985, having raised $15,960,250 in capital and issued 63,837 units of limited partnership interest at $250 per unit.

During August 1985, the Partnership acquired an office building in Charlotte, North Carolina. In December 1986, the Partnership acquired a majority interest in a joint venture with an affiliate. This joint venture acquired a hotel in Hazel Park, Michigan. The hotel building was net leased to Holiday Inn. During 1991, the hotel was sold and the joint venture was liquidated.

Rental income increased for the year ended December 31, 1994 as compared with prior years primarily due to an increase in occupancy and an increase in average rental rates at Independence Tower. The occupied percentages at Independence Tower increased from 83% in December 1992 to 88% in December 1994.

Interest income increased for the year ended December 31, 1994 as compared to the comparable period in 1993 primarily due to an increase in yields on the investment of funds. Interest income decreased for the year ended December 31, 1993 as compared with the prior year due to lower yields on the investment of funds.

Other income decreased for the year ended December 31, 1994 as compared to the comparable periods in 1993 and 1992 due principally to decreased fees resulting from investor transfers of partnership units.

Depreciation expense increased for the year ended December 31, 1994 as compared to the comparable periods in 1993 and 1992 due to additional property improvements at Independence Tower.

Real estate taxes decreased for the year ended December 31, 1992 as compared with the 1993 and 1994 periods, primarily due to a refund received and a successful appeal of the 1991 taxes at Independence Tower.

Insurance increased for the year ended December 31, 1994 as compared to the comparable periods in 1993 and 1992 primarily due to an increase in Independence Tower insurance premium.

Utilities expense decreased for the year ended December 31, 1992 as compared to the comparable periods in 1993 and 1994 primarily due to a decrease in electrical consumption at Independence Tower.

The net increase in rental income in 1994 was the causal factor for the increase in property management fees to affiliate for the year ended December 31, 1994 as compared to the comparable periods in 1993 and 1992.

Repairs and maintenance increased for the year ended December 31, 1993 as compared to 1992 primarily due to an increase in janitorial expenses and general repair and maintenance costs at Independence Tower as a result of increase in occupancy.

Other property expenses decreased for the year ended December 31, 1993 as compared to 1992 primarily due to decreased legal costs, postage and office supplies at Independence Tower.

Other general and administrative expenses decreased for the year ended December 31, 1993 as compared to the prior year comparable period in 1992 primarily due to interest of $53,000 accrued in 1992 on the potential rescission of partnership units. In 1993 and 1994 the interest accrued on the potential rescission of partnership units amounted to $6,500 and $7,300, respectively.

General and administrative expense to affiliates decreased for the year ended December 31, 1994 as compared to the 1993 and 1992 comparable periods as a result of decreased costs associated with administrative and accounting service reimbursements. These cost reimbursements are associated with filing requirements to regulatory agencies, tax return preparation, general accounting services and monitoring of pending litigation.

A summary of the Partnership's cash flows is as follows:

                                            1992          1993         1994
                                            ----          ----         ----
Net cash provided (used) by:
  Operating activities                $   521,532       541,869      413,945
  Investing activities                   (412,975)     (274,819)  (2,553,170)
  Financing activities                 (1,999,761)          -       (500,262)
                                       -----------   ----------    ----------
                                      $(1,891,204)      267,050     (639,487)
                                       ==========    ==========    =========

The changes in operating activities were impacted by the changes in net income
(loss) described above and the changes in operating assets and liabilities between the periods. Investing activities include an increase in securities available for sale related to the purchase of treasury bills in 1994 and property improvements related to Independence Tower in 1994, 1993 and 1992. Such improvements normally are incurred in connection with the obtaining or renewal of tenant leases, however, during the third and fourth quarters of 1992, approximately $150,000 was expended in connection with improvements to the HVAC system and building windows. Although there are no other significant improvements contemplated for the property, improvement costs will be incurred in connection with the obtaining or renewal of tenant leases. Any costs related to the asbestos removal and replacement issue discussed below would be considered property improvements subject to an impairment test for the property. Present costs of implementing an operations and maintenance program for the asbestos issue are considered a cost of operations. Financing activities for 1994 and 1992 reflect a cash distribution to limited partners.

Real estate is cyclical in nature and the entire industry is currently experiencing a downturn in the cycle. There is increasing competition for quality tenants, overbuilding in certain markets, and increased property operating costs. In light of these conditions, specifically considering the decline in revenue from the hotel property and growth being less than originally anticipated for Independence Tower, distributions paid to limited partners were reduced in 1988 to 3.5% of original capital from the 7% level paid in prior years and no distributions were paid in 1989, 1990, 1991 or 1993. Future distributions, if any, are anticipated to be paid on an annual basis and will be commensurate with actual prior year operations, cash reserves and anticipated operating requirements. During March 1992, a distribution of approximately $2,000,000 ($31.36 per limited partnership unit) was made to all limited partners. In September 1994, a distribution of approximately $500,000 ($7.84 per limited partnership unit) was paid to all limited partners. At December 31, 1994, the Partnership had cash and cash equivalents of approximately $303,000 and approximately $2.4 million un Treasury Bills included in securities available for sale. Management is of the opinion that the Partnership's liquidity, based on its current activities is adequate to meet anticipated, normal operating requirements during the near term. The costs of asbestos removal at Independence Tower is estimated at from $1.6 million to $2.2 million and the Partnership has retained funds for such removal if it becomes necessary. Should the cost of removal exceed the above estimates, it may need to be funded through financing of this property. Implementation of an operations and maintenance program has been initiated; however, in the future it may be necessary for the Partnership to remove any asbestos in order to sell or refinance the property. Also, as discussed in note 5 of the notes to financial statements, the Partnership is a party to litigation which potentially involves payment by the Partnership of an amount in excess of $100,000. However in the event the plaintiffs are ultimately successful in their claims, management does not believe that such a resolution would have a material adverse impact on the Partnership's liquidity.

In addition to the items discussed above, the Partnership's long term prospects will be primarily effected by future occupancy levels and rental rates achieved at Independence Tower. Due to the uncertain economic climate in general and the real estate market in particular, management cannot reasonably determine the Partnership's long term liquidity position.


ITEM 8.  INDEX TO FINANCIAL STATEMENTS
--------------------------------------

Independent Auditors' Report

Financial Statements:

     Balance Sheets - December 31, 1993 and 1994

     Statements of Operations - For each of the Years in the Three Year Period ended December 31, 1994

     Statements of Partners' Capital - For each of the Years in the Three Year Period ended December 31, 1994

     Statements of Cash Flows - For each of the Years in the Three Year Period ended December 31, 1994

     Notes to Financial Statements


ITEM 14.  FINANCIAL STATEMENT SCHEDULE
--------------------------------------

     XI.  Properties and Accumulated Depreciation - December 31, 1994.

All other schedules are omitted as the required information is either not applicable or is presented in the financial statements and related notes.



                          INDEPENDENT AUDITORS REPORT
                          ---------------------------


The Partners
I.R.E. Pension Investors, Ltd.:

We have audited the financial statements of I.R.E. Pension Investors, Ltd. (a Florida Limited Partnership), as listed in the accompanying index. In connection with our audits of the financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of I.R.E. Pension Investors, Ltd.'s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of I.R.E. Pension Investors, Ltd., at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                KPMG PEAT MARWICK LLP




Fort Lauderdale, Florida
March 24, 1995



                         I.R.E. PENSION INVESTORS, LTD.
                        (A Florida Limited Partnership)

                                 Balance Sheets
                           December 31, 1993 and 1994

                                     Assets
                                     ------

                                                           1993         1994
                                                           ----         ----

Cash and cash equivalents                              $ 2,942,559     303,072

Securities available for sale                                -       2,361,081

Investment in real estate:
  Office building                                        7,369,977   7,562,066
  Less accumulated depreciation                         (2,509,029) (2,999,846)
                                                        ----------  -----------
    Net investment in real estate                        4,860,948   4,562,220

Other assets, net                                           23,400      42,076
                                                        ----------  ----------

                                                       $ 7,826,907   7,268,449
                                                        ==========  ==========


                       Liabilities and Partners' Capital
                       ---------------------------------


Accrued expenses                                            61,821      72,640
Accounts payable and other liabilities                     222,067     114,639
Due to affiliates                                           14,670      10,799
                                                        ----------   ---------
      Total liabilities                                    298,558     198,078

Partners' capital:
  63,776 limited partnership units issued and
   outstanding                                           7,528,349   7,070,371
                                                        ----------   ---------

                                                       $ 7,826,907   7,268,449
                                                        ==========  ==========



                See accompanying notes to financial statements.


                         I.R.E. PENSION INVESTORS, LTD.
                        (A Florida Limited Partnership)

                            Statements of Operations
     For each of the Years in the Three Year Period ended December 31, 1994


                                                1992       1993        1994
                                                ----       ----        ----
Revenues:
  Rental income                          $     994,663   1,068,273   1,159,262
  Tenant reimbursements                            948       1,226        -
  Interest income                               98,164      70,711     103,995
  Other income                                  15,782       6,083       3,561
                                            ----------  ----------   ---------
    Total revenues                           1,109,557   1,146,293   1,266,818
                                            ----------  ----------   ---------

Costs and expenses:
  Depreciation                                 359,112     430,330     490,817
  Property operations:
    Taxes                                       36,440      71,445      68,692
    Insurance                                   19,966      17,424      35,383
    Utilities                                  161,618     195,997     184,917
    Property management fees to affiliate       59,980      64,170      69,769
    Repairs and maintenance                    167,058     199,131     196,349
    Other                                       86,508      83,285      84,363
  General and administrative:
    To affiliates                               64,363      63,987      51,582
    Other                                       93,091      44,698      42,662
                                             ---------  ----------   ---------
      Total costs and expenses               1,048,136   1,170,467   1,224,534
                                             ---------  ----------   ---------

Net income (loss)                        $      61,421     (24,174)     42,284
                                            ==========  ==========  ==========
Net income (loss) per weighted average
 limited partnership unit outstanding    $         .95        (.38)        .66
                                            ==========  ==========  ==========




                See accompanying notes to financial statements.


                         I.R.E. PENSION INVESTORS, LTD.
                        (A Florida Limited Partnership)

                        Statements of Partners' Capital
     For each of the Years in the Three Year Period ended December 31, 1994



                                            Limited     General
                                            Partners    Partners      Total
                                           ----------   --------   ---------

Balance at December 31, 1991              $ 9,505,524   (14,661)    9,490,863

Limited partner distribution               (1,999,761)     -       (1,999,761)

Net income                                     60,807       614        61,421
                                           ----------    ------     ---------

Balance at December 31, 1992                7,566,570   (14,047)    7,552,523

Net (Loss)                                    (23,932)     (242)      (24,174)
                                           -----------  --------    ----------

Balance at December 31, 1993                7,542,638   (14,289)    7,528,349

Limited partner distribution                 (500,262)      -        (500,262)

Net income                                     41,861       423        42,284
                                            ---------   -------     ---------

Balance at December 31, 1994              $ 7,084,237   (13,866)    7,070,371
                                            =========  ========     =========




               See accompanying notes to financial statements.



                         I.R.E. PENSION INVESTORS, LTD.
                        (A Florida Limited Partnership)

                            Statements of Cash Flows
     For each of the Years in the Three Year Period ended December 31, 1994


                                               1992        1993        1994
                                               ----        ----        ----

Operating Activities:
  Net income (loss)                         $   61,421     (24,174)     42,284
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
     Depreciation                              359,112     430,330     490,817
     Non-cash portion of rental income            (112)        715       1,574
     Changes in operating assets and
      liabilities:
        Increase (decrease) in accrued
         expenses, accounts payable
         and other liabilities,
         and due to affiliates                  57,186     111,763    (100,480)
        (Increase) decrease in other
         assets, net                            43,925      23,235     (20,250)
                                             ---------   ---------   ---------
          Net cash provided by operating
           activities                          521,532     541,869     413,945
                                             ---------    --------   ---------
Investing Activities:
  Increase in securities available
    for sale                                      -           -     (2,361,081)
  Property improvements                       (412,975)   (274,819)   (192,089)
                                             ---------   ---------    ---------
          Net cash (used) in
           investing activities               (412,975)   (274,819) (2,553,170)
                                             ---------   ---------  -----------

Financing Activities:
  Limited partner distribution               (1,999,761)      -       (500,262)
                                              ---------  ---------    ---------

      Net cash (used) in financing
       activities                            (1,999,761)      -       (500,262)
                                              ---------  ---------    ---------
  Increase (decrease)in cash and cash
   equivalents                              (1,891,204)    267,050  (2,639,487)

Cash and cash equivalents at
 beginning of year                           4,566,713   2,675,509   2,942,559
                                             ---------   ---------   ---------


  Cash and cash equivalents at end of year  $2,675,509   2,942,559     303,072
                                             =========   =========   =========




               See accompanying notes to financial statements.



                         I.R.E. PENSION INVESTORS, LTD.
                        (A Florida Limited Partnership)


                         Notes to Financial Statements



(1)  Summary of Significant Accounting Policies
-----------------------------------------------

General
-------

I.R.E. Pension Investors, Ltd. (the "Partnership") was organized on January 17, 1985 in accordance with the provisions of the Florida Uniform Limited Partnership Act to invest in, hold and manage income producing real estate. A sufficient amount of capital was raised to allow funds to be released from escrow to the Partnership on April 1, 1985. The Partnership closed its offering of limited partnership units in October 1985 after having raised $15,960,250.

The Managing General Partner has complete authority in the management and control of the Partnership. I.R.E. Pension Advisors, Corp. is the Managing General Partner and Alan B. Levan is the individual General Partner of the Partnership. The General Partners may serve in the same capacity for other entities having similar investment objectives. Should any conflicts of interest arise among these entities, the management of the managing general partners will, at their sole discretion, resolve such conflicts.

Compensation to General Partners and Affiliates
-----------------------------------------------

The General Partners and/or their affiliates are entitled to receive compensation only as specified by the Partnership Agreement. The determination of amount and timing of payment is subject to certain limitations and to cash distribution preferences of limited partners. Following is a brief description of such compensation and the services to be rendered:

Underwriting Commissions:

     Due upon the sale of Partnership units of interest.

Non-recurring Acquisition Fees:

     Principally for evaluating and selecting real property for potential purchase by the Partnership.

Property Management Fee:

     Due for services in connection with the continuing professional property management of the Partnership properties.

Partnership Management Fee:

     Due for services rendered in evaluating and selecting properties for the Partnership, reviewing cash requirements, including the determination of the amount and timing of distributions, if any, making decisions as to the nature and terms of the acquisition and disposition of such properties, selecting, retaining and supervising consultants, contractors, architects, engineers, lenders, borrowers, agents and others and otherwise generally managing the day-to-day operations of the Partnership.

Mortgage Servicing Fees:

     Due for mortgage servicing on notes held by the Partnership.

Subordinated Real Estate Commissions:

     Related to sales of Partnership properties.

Interest in Cash from Sales or Financing:

     Due also for services as listed under "Partnership Management Fee".

Interest in Net Income and Net Loss as Determined for Federal Income Tax
Purposes:

     1% of net losses and the greater of (a) 1% of net income or (b) an amount of such net income which is in proportion to the percentage of cash distributed to the General Partners as a Partnership Management Fee or for their Interest in Cash From Sales or Financing.

Cash and cash equivalents
-------------------------

Cash equivalents include liquid investments with a maturity of three months or less.

Securities Available for Sale
-----------------------------

The Partnership's securities are available for sale. In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("FAS 115") issued in May 1993 by the Financial Accounting Standards Board ("FASB"), these securities are carried at fair value, with any related unrealized appreciation or and depreciation reported as a separate component of partners capital. At December 31, 1994, the Partnership owned one treasury bill that matures in May 1995 for which cost approximated fair value. The Partnership adopted FAS 115 prospectively on January 1, 1994. The impact upon the 1994 financial statements was immaterial because the cost of available for sale securities approximated their fair value in 1994.

Properties
----------

Properties are stated at the lower cost or net realizable value in the accompanying statements of financial condition. The office building is depreciated using the straight-line method over an estimated useful life of 20 years. Tenant improvements are capitalized and depreciated using the straight-line method over an estimated useful life of five years.

Income Taxes
------------

The payment of income taxes is the obligation of the individual partners; therefore, there is no provision for income taxes in the accompanying financial statements. The Partnership's tax returns have not been examined by Federal or state taxing authorities.

Net income or loss reported for income tax purposes involves, among other things, various determinations relating to properties purchased. Although management of the Partnership believes that such determinations are appropriate, there can be no assurance that the Internal Revenue Service will not contest the Partnership's tax treatment of various items or, if contested, such treatment will be sustained by the Courts. Further, there is a possibility that the Treasury will amend existing regulations or promulgate new regulations, and such action may be retroactive. Accordingly, the tax status of the Partnership and the availability of prior and future income tax benefits to limited partners may be adversely affected.

Financial Reporting
-------------------

The Partnership maintains its accounting records on a modified cash basis. The accompanying financial statements are presented on an accrual basis

Reclassifications
-----------------

For comparative purposes, certain prior year balances have been reclassified to conform with the 1994 financial statement presentation.

Rental Income
-------------

Rental income is recognized under the operating method whereby aggregate rentals are reported as income over the life of the lease and the costs and expenses are charged against such revenue. Leasing commissions, when significant, are capitalized and amortized over the term of the lease. Rental income, from leases with periods of rent abatement and/or graduated payments, is recognized ratably over the term of the lease when the credit worthiness of the tenant can be verified to assure collectability. When this policy is followed a receivable is created in the early years of the lease.

(2)  Properties
---------------

Following is a brief description of the property investments made by the Partnership.

Independence Tower
------------------

On August 19, 1985, the Partnership purchased a twelve story office building containing 103,512 square feet of net leasable area in Charlotte, North Carolina. See note 6(a).

One West Nine Mile Holiday Inn Hotel
------------------------------------

On December 18, 1986, the Partnership acquired a 91.3% interest in a Joint Venture with an affiliate. This joint venture purchased a 211-room hotel in Hazel Park, Michigan. In December 1991, One West Nine Mile Holiday Inn Hotel was sold and the joint venture was liquidated.

Leases
------

The aggregate sum of the minimum lease rental payments to be received for Independence Tower over the five succeeding years is approximately as follows:

                         Year ending December 31,
            ------------------------------------------------

               1995       1996      1997      1998     1999
            ----------  --------  --------  --------  ------

           $1,115,000   896,000   707,000   241,000   104,000
            =========   =======   =======   =======   =======

The above table does not consider exercise of renewal options by existing tenants, leasing premises that were not leased as of December 31, 1994 or renewal of leases expiring during the above periods.

(3) Compensation To General Partners And Affiliates
---------------------------------------------------

During the year ending December 31, 1992, 1993 and 1994 compensation and reimbursements to general partners and affiliates were as follows:

                                               1992        1993        1994
                                               ----        ----        ----

Reimbursements for administrative and
  accounting services                       $   64,363      63,987      51,582
Property management fees                        59,980      64,170      69,769
                                               -------     -------     -------

Total                                          124,343     128,157     121,351
                                               =======     =======     =======

(4)  Reconciliation of Net Income (Loss) and Partners' Capital
--------------------------------------------------------------

The following reconciliation provides details of the nature and amount of differences between net income (loss) and partners' capital per the accompanying financial statements and the Partnership's tax return.

                                                1992        1993       1994
                                                ----        ----       ----
Net income (loss):
  Amount reported for financial statement
   purposes                                $    61,421     (24,174)     42,284
  Difference in financial statement/tax
   depreciation expense                        180,024     241,740     294,467
  Difference between accrual basis of
   accounting used for financial
   statements and the method used for
   income tax purposes                          26,765      (9,834)      8,100
                                             ---------   ---------  ----------

  Amount reported for income tax purposes  $   268,210     207,732     344,851
                                            ==========  ==========  ==========


                                               1992        1993        1994
                                               ----        ----        ----
Partners' capital:
  Amount reported for financial statement
   purposes                                $ 7,552,523   7,528,349   7,070,371
  Difference in financial statement/tax
   depreciation expense                        883,521   1,125,261   1,419,728
  Difference between accrual basis of
   accounting used for financial
   statements and the method used for
   income tax purposes                          65,948      56,115      64,214
  Cost of raising capital, deducted from
   partners' capital for financial
   statements and included in other assets
   for income tax purposes, net              1,751,049   1,751,049   1,751,049
                                            ----------  ----------  ----------

  Amount reported for income tax purposes  $10,253,041  10,460,774  10,305,362
                                            ==========  ==========  ==========

(5)  Litigation
---------------

During May 1988, an individual investor filed an action against two individual defendants who allegedly sold securities without being registered as securities brokers, two corporations organized and controlled by such individuals, and against approximately sixteen publicly offered limited partnerships, including the Partnership, interests in which were sold by the individual and corporate defendants.

Plaintiff alleged that the sale of limited partnership interests in the Partnership (among other affiliated and unaffiliated partnerships) by persons and corporations not registered as securities brokers under the Illinois Securities Act constituted a violation of such Act, and that the Plaintiff, and all others who purchased securities through the individual or corporate defendants, should be permitted to rescind their purchases and recover their principal plus 10% interest per year, less any amounts received. The Partnership's securities were properly registered in Illinois and the basis of the action relates solely to the alleged failure of the Broker Dealer to be properly registered.

In November 1988, Plaintiff's class action claims were dismissed by the Court. Amended complaints, including additional named plaintiffs, were filed subsequent to the dismissal of the class action claims. Motions to dismiss were filed on behalf of the Partnership and the other co-defendants. In December 1989, the Court ordered that the Partnership and the other co-defendants rescind sales of any plaintiff that brought suit within three years of the date of sale. Under the Court's order of December 1989, the Partnership would not be required to rescind any sales.

Plaintiffs appealed, among other items, the Court's order with respect to plaintiffs that brought suit after three years of the date of sale. In February 1993, the Appellate court ruled that the statute of limitations was tolled during the pendency of the class action claims. Therefore, those investors that brought suit within 3.6 years and potentially 4 years from the date of sale may
be entitled to rescission.   The Partnership and the other co-defendants sought
leave to appeal before the Illinois Supreme Court and on October 6, 1993, the leave to appeal was denied. Plaintiff's claims are now pending in Circuit Court. Plaintiffs filed a purported Class Action Amendment on March 24, 1994 seeking to consolidate and amend their claims. The amendment sought to continue the claims against the predecessor partnerships along with their general partners and sought to add BFC as a defendant. The plaintiffs also moved for class certification. Motions to dismiss and to deny class certification have been filed. Before plaintiffs responded or the motions were heard, plaintiffs filed a new motion for leave to file consolidated class action amendments and a new motion for class certification. The individual and corporate defendants sold a total of $109,250 of limited partnership interests in the Partnership. As of December 31, 1994, limited partners holding approximately $69,500 of limited partnership interests had filed an action for rescission. Under the appellate decision, if rescission was made to all remaining limited partners that filed an action, refunds, at March 31, 1995, (including interest payments thereon) would amount to approximately $136,000. A provision of $67,000 has been made in the accompanying financial statements for interest on amounts that would be due upon rescission, however, the financial statements do not reflect a rescission of the units subject to the Court ruling. Accordingly, partners' capital, units outstanding, per unit information, including income (loss) per unit amounts, have not been adjusted for the potential rescission of units.

(6)  Other Matters
------------------

(a) A preliminary environmental site assessment and asbestos survey of Independence Tower has revealed the presence of asbestos containing materials. The estimated cost to remove and replace the asbestos items is approximately a range of $1.6 to $2.2 million. Implementation of an operations and maintenance program has been initiated, however, in the future, it may be necessary for the Partnership to remove any asbestos in order to sell or refinance this property.

(b) An affiliate earned a real estate brokerage commission of approximately $97,000 in connection with the sale of One West Nine Mile Holiday Inn. However, in accordance with the terms of the Partnership Agreement, payment of such commission is subordinated to the limited partners receipt of their original capital plus a specified return thereon. The Partnership has not reflected its portion of this commission in its financial statements, because payment of such commission is remote.



                                                                     SCHEDULE XI
                                                                     -----------


                    Properties and Accumulated Depreciation
                               December 31, 1994


                                                        Independence
                                                           Tower
                                                       Office Building
                                                         Charlotte
                                                       North Carolina
                                                       --------------


Acquisition Date                                              8/85

Encumbrances                                           $       -
                                                          =========
Initial Costs:
   Land                                                $    823,161
   Building and Improvements                              4,628,240
                                                          ---------

                                                          5,451,401
                                                          ---------
Improvements:
 Costs capitalized subsequent to acquisition:
   Land                                                        -
   Building and Improvements                              2,110,665
                                                          ---------
                                                          2,110,665
                                                          ---------
Gross Amount:
   Land                                                     823,161
   Building and Improvements                              6,738,905
                                                          ---------

    Total                                              $  7,562,066
                                                          =========

Accumulated Depreciation                               $  2,999,846
                                                          =========
Life on which depreciation is computed                     20 years
                                                          =========






              Reconciliation of Cost and Accumulated Depreciation
     For each of the Years in the Three Year Period ended December 31, 1994


                                            1992        1993        1994
                                            ----        ----        ----

Cost:
----
Balance at beginning of period          $ 6,682,183   7,095,158   7,369,977
  Additions:
    Improvements                            412,975     274,819     192,089
                                         ----------   ---------   ---------

Balance at end of period                $ 7,095,158   7,369,977   7,562,066
                                         ==========  ==========  ==========

Accumulated Depreciation:
------------------------
Balance at beginning of period          $ 1,719,587   2,078,699   2,509,029
  Addition:
    Depreciation                            359,112     430,330     490,817
                                         ----------   ---------   ---------

Balance at end of period                $ 2,078,699   2,509,029   2,999,846
                                         ==========  ==========  ==========


The aggregate basis (not reduced by accumulated depreciation) for Federal income tax purposes of the above property was approximately $7,562,000 at December 31, 1994.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE.
---------------------

None.


                                   PART III
                                   --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

Registrant has no directors or officers.

a) Directors.
   ----------

   Listed below are the directors of I.R.E. Pension Advisors Corp., Managing General Partner of Registrant, all of whom are to serve until the election and qualification of their respective successors unless sooner removed from office:
                   NAME                  AGE        POSITIONS HELD
                   ----                  ---        --------------

              Alan B. Levan              50        Director since 1985

              Earl Pertnoy               68        Director since 1985

              Carl E. B. McKenry, Jr.    66        Director since 1985

b) Executive Officers.
   -------------------

   Listed below are the executive officers of I.R.E. Pension Advisors Corp., all of whom are to serve until they resign or are replaced by the Board of
   Directors:
                   NAME                  AGE               POSITIONS HELD
                   ----                  ---               --------------


              Alan B. Levan              50        President since 1985

              Glen R. Gilbert            50        Senior Vice President
                                                    since 1985; Chief Financial
                                                    Officer since 1987;
                                                    Secretary since 1988

c) Certain Significant Employees.
   ------------------------------

   Not applicable.

d) Family Relationships.
   ---------------------

   Not applicable.

e) Business Experience.
   --------------------

   ALAN B. LEVAN formed the I.R.E. Group in 1972. Since 1978, he has been the Chairman of the Board, President, and Chief Executive Officer of BFC Financial Corporation (or its predecessor companies), a financial services and savings bank holding company. He is also Chairman of the Board and President of I.R.E. Realty Advisors, Inc., I.R.E. Properties, Inc., I.R.E. Realty Advisory Group, Inc., U.S. Capital Securities, Inc., and Florida Partners Corporation. Mr. Levan is also Chairman of the Board and Chief Executive Officer of BankAtlantic, Bancorp, Inc. Mr. Levan is also an individual general partner and an officer and a director of the corporate general partners of various public limited partnerships (including the Registrant), all of which are affiliated with BFC Financial Corporation.

   GLEN R. GILBERT has been Senior Vice President of BFC Financial Corporation since 1984, Chief Financial Officer since 1987 and Secretary since 1988. Mr. Gilbert has been a certified public accountant since 1970. Mr. Gilbert serves as an officer of Florida Partners Corporation and of the corporate general partners of various public limited partnerships (including the Registrant), all of which are affiliated with BFC Financial Corporation.

   EARL PERTNOY has been for more than the past five years a real estate investor and developer. He has been a director of BFC Financial Corporation and its predecessor companies since 1978. He is a director of the corporate general partners of various public limited partnerships (including the Registrant), all of which are affiliated with BFC Financial Corporation.

   CARL E. B. McKenry, JR. is the Director of the Small Business Institute at the University of Miami in Coral Gables, Florida. He has been associated in various capacities with the University since 1955. He has been a director of BFC Financial Corporation since 1981 and is a director of the corporate general partners of various public limited partnerships (including the Registrant), all of which are affiliated with BFC Financial Corporation.

f) Certain Legal Proceedings.
   --------------------------

   None.


ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

a) Cash Compensation.
   ------------------

   The Registrant has no officers or directors.

   The Registrant did not pay salaries or expenses of the officers and directors of the general partner of the Registrant in 1994, except for travel and other expenses directly related to activities of the Registrant.

b) Compensation Pursuant to Plans.
   -------------------------------

   Registrant has no annuity, pension or retirement plan for any director, officer or employee.

c) Other Compensation.
   -------------------

   Not applicable.

d) Compensation of Directors.
   --------------------------

   Registrant has no directors.

e) Termination of Employment and Change of Control Arrangement.
   ------------------------------------------------------------

   Not applicable.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

a) No person owns 5% or more of Registrant's voting securities.

b) Registrant has no officers or directors.
                                                      (3)
                                                   AMOUNT AND
                                    (2)             NATURE OF      (4)
      (1)                   NAME AND ADDRESS OF    BENEFICIAL    PERCENT
   TITLE OF CLASS             BENEFICIAL OWNER     OWNERSHIP     OF CLASS
   --------------             ----------------     ----------    --------

                               (i)
   Units of Limited      Alan B. Levan             28 Direct    .0% (approx.)
   Partnership           1750 E. Sunrise Blvd.         (ii)
   Interest              Fort Lauderdale, FL  33304

                         All other directors and
                         officers of the Managing
                         General Partner as a
                         group                      0 Direct    .0%
                                                   ---------    ---

                                  TOTAL            28 Direct    .0% (approx.)
                                                   =========    ===

   (I) Alan B. Levan is a general partner of Registrant and is President and Director of the Managing General Partner.

   (ii)    Includes 8 units held by spouse.


c) Registrant knows of no contract or other arrangement that could result in a change in control of registrant.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

a) & b)During the year ending December 31, 1994, the following entities received the fees and payments indicated for services rendered with respect to the Registrant:

                  NAME AND
           RELATIONSHIP TO REGISTRANT    TRANSACTION               AMOUNT
           --------------------------    -----------               ------

           BFC Financial Corporation     Reimbursement for
           and subsidiaries,              administrative and
           Affiliates of the General      accounting services        $51,582
           Partners
                                         Property management fees    $69,769

c) Indebtedness of Management.
   ---------------------------

   None.

d) Transactions with Promoters.
   ----------------------------

   Not applicable.



                                   PART IV
                                   -------


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------


A-1.   See Item 8. Financial Statements and Supplementary Data.

A-2.   See Item 8. Financial Statements and Supplementary Data.

A-3.   Exhibits:

       (3) Articles of incorporation and by-laws. Limited Partnership Agreement set forth as Exhibit A to the Prospectus of the Partnership dated February 13, 1985, as filed with the Commission pursuant to Rule 424(c), is hereby incorporated herein by reference.

       (4) Instruments defining the rights of security holders, including indentures - Not applicable.

       (9)    Voting trust agreement - Not applicable.

       (10)   Material contracts - Not applicable.

       (11)   Statement re computation of per share earnings - Not applicable.

       (12)   Statements re computation of ratios - Not applicable.

       (13) Annual report to security holders, Form 10-Q or quarterly report to security holders - Not applicable.

       (18)   Letter re change in accounting principles - Not applicable.

       (19)   Previously unfiled documents - Not applicable.

       (22)   Subsidiaries of the Registrant - Not applicable.

       (23) Published report regarding matters submitted to a vote of security holders - Not applicable.

       (24)   Consents of experts and counsel - Not applicable.

       (25)   Power of attorney - Not applicable.

       (28)   Additional exhibits - None.

       (29) Information from reports furnished to state insurance regulatory authorities - Not applicable.


B. REPORTS ON FORM 8-K
   -------------------

   No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

   No annual report or proxy material for the year 1994 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.




                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         I.R.E. PENSION INVESTORS, LTD.
                                         Registrant
                                  By: I.R.E. Pension Advisors Corp.,
                                         Managing General Partner




                                  By: /S/ Alan B. Levan
                                      ------------------------------------
                                          Alan B. Levan, President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Managing General Partner on behalf of the Registrant and in the capacities and on the dates indicated.



/S/ Alan B. Levan                                            March 27 1995
-------------------------------------------------------
Alan B. Levan, Director and Principal Executive Officer



/S/ Earl Pertnoy                                             March 27, 1995
-------------------------------------------------------
Earl Pertnoy, Director



/S/ Carl E.B. McKenry, Jr.                                   March 27, 1995
-------------------------------------------------------
Carl E. B. McKenry Jr., Director