Form 10-Q
period 1995-03-31
IRE PENSION INVESTORS LTD
filed 1995-05-11
CIK 748827

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


                 Quarterly Report Under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


For the Quarter Ended                                  Commission File Number
    March 31, 1995                                             0-13624
- ----------------------                                 ---------------------




                         I.R.E. PENSION INVESTORS, LTD.
                 (Exact name of Registrant as specified in its
                      Certificate of Limited Partnership)


        Florida                                       59-2483870
- -----------------------                -------------------------------------

(State of Organization)               (I.R.S. Employer Identification Number)


1750 E. Sunrise Boulevard
Fort Lauderdale, Florida                                            33304
- ----------------------------------------                          ---------

(Address of Principal Executive Offices)                          (Zip Code)


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

                              Yes   X      No
                                  ------      -------



                         I.R.E. Pension Investors, Ltd.
                        (A Florida Limited Partnership)

                            Statements of Operations
           For the Three Month Periods ended March 31, 1994 and 1995
                                  (Unaudited)


                                                      Three Months ended
                                                           March 31,
                                                      -----------------
                                                      1994        1995
                                                       ----        ----
         Revenues:
           Rental income                             $288,048    298,812
           Interest income                             17,467     39,271
           Other income                                 1,660      2,872
                                                      -------    -------
             Total revenues                           307,175    340,955
                                                      -------    -------

         Costs and expenses:
           Depreciation                               119,374    127,511
           Property operations:
            Taxes                                      17,223     17,310
            Insurance                                   6,906     10,786
            Utilities                                  50,236     55,962
            Property management fees to affiliate      17,864     18,101
            Repairs and maintenance                    51,773     54,181
            Other                                      20,680     19,937
           General and administrative:
            To affiliates                              17,219     11,251
            Others                                     10,747     11,874
                                                      -------    -------
           Total costs and expenses                   312,022    326,913
                                                      -------    -------

         Net income (loss)                           $ (4,847)    14,042
                                                      =======    =======
         Net income (loss) per weighted average
          limited partnership unit outstanding       $  (.08)       .22
                                                      =======    =======


          See accompanying notes to unaudited financial statements.


                         I.R.E. Pension Investors, Ltd.
                        (A Florida Limited Partnership)

                                 Balance Sheets
                      December 31, 1994 and March 31, 1995
                                  (Unaudited)


                                    Assets
                                    ------



                                                   December 31,     March 31,
                                                      1994            1995
                                                   -----------    ----------
  Cash and cash equivalents                        $   303,072        379,702

  Securities available for sale                      2,377,757      2,412,770

  Investment in real estate:
  Office building                                    7,562,066      7,651,506
    Less accumulated depreciation                   (2,999,846)    (3,127,357)
                                                    ----------     ----------
      Net investment in real estate                  4,562,220      4,524,149

  Other assets, net                                     25,400         26,691
                                                    ----------     ----------

                                                   $ 7,268,449      7,343,312
                                                    ==========     ==========


                      Liabilities and Partners' Capital
                      ---------------------------------

  Accrued expenses                                      72,640         86,287
  Accounts payable and other liabilities               114,639        159,715
  Due to affiliates                                     10,799         12,897
                                                    ----------      ---------
    Total liabilities                                  198,078        258,899

  Partners' capital:
   63,776 limited partnership units issued
    and outstanding                                 7,070,371       7,084,413
                                                   ------------    ----------

                                                   $ 7,268,449      7,343,312
                                                    ==========     ==========


       See accompanying notes to unaudited financial statements.


                         I.R.E. Pension Investors, Ltd.
                        (A Florida Limited Partnership)

                         Statement of Partners' Capital
                   For the Three Months Ended March 31, 1995
                                  (Unaudited)


                                          Limited      General
                                          Partners     Partners     Total
                                          --------     --------     -----

     Balance at December 31, 1994       $ 7,084,237  (13,866)     7,070,371
     Net income                              13,902      140         14,042
                                          ---------    -----      ---------

     Balance at March 31, 1995          $ 7,098,139  (13,726)     7,084,413
                                         ==========   ======     ==========


          See accompanying notes to unaudited financial statements.


                         I.R.E. Pension Investors, Ltd.
                        (A Florida Limited Partnership)

                            Statements of Cash Flows
               For the Three Months ended March 31, 1994 and 1995
                                  (Unaudited)


                                                          1994       1995
                                                          ----       ----

Operating Activities:
  Net income (loss)                                 $    (4,847)     14,042
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    Depreciation                                        119,374     127,511
    Non-cash portion of rental income                       268         484
    Changes in operating assets and liabilities:
      Increase (decrease) in accrued expenses,
       accounts payable and other liabilities,
        and due to affiliates                           (56,259)     60,821
      Increase in other assets, net                      (7,981)     (1,775)
                                                      ---------  ----------
          Net cash provided by operating activities      50,555     201,083
                                                      ---------  ----------

Investing Activities:
  Increase in securities available for sale                 -       (35,013)
  Property improvements                                 (97,210)    (89,440)
                                                      ---------   ---------
    Net cash (used) in investing activities             (97,210)   (124,453)
                                                      ---------   ---------


       Increase (decrease) in cash and cash
        equivalents                                     (46,655)     76,630

Cash and cash equivalents at beginning of year        2,942,559     303,072
                                                      ---------   ---------

Cash and cash equivalents at end of quarter         $ 2,895,904     379,702
                                                      =========   =========


          See accompanying notes to unaudited financial statements.



                         I.R.E. Pension Investors, Ltd.
                        (A Florida Limited Partnership)

                    Notes to Unaudited Financial Statements
                                 March 31, 1995


NOTE 1 - GENERAL
- ----------------

The accompanying financial statements have been prepared by the Partnership in accordance with the accounting policies described in its 1994 Annual Report and should be read in conjunction with the notes to financial statements which appear in that report.

NOTE 2 - LITIGATION
- -------------------

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

In November 1988, Plaintiff's class action claims were dismissed by the Court. Amended complaints, including additional named plaintiffs, were filed subsequent to the dismissal of the class action claims. Motions to dismiss were filed on behalf of the Partnership and the other co-defendants. In December 1989, the Court ordered that the Partnership and the other co-defendants rescind sales of any plaintiff that brought suit within three years of the date of sale. Under the Court's order of December 1989, the Partnership was not required to rescind any sales.
Plaintiffs appealed, among other items, the Court's order with respect to plaintiffs that brought suit after three years of the date of sale. In February 1993, the Appellate court ruled that the statute of limitations was tolled during the pendency of the class action claims. Therefore, those investors that brought suit within 3.6 years and potentially 4 years from the date of sale may
be entitled to rescission.   The Partnership and the other co-defendants sought
leave to appeal before the Illinois Supreme Court and on October 6, 1993, the leave to appeal was denied. Plaintiff's claims are now pending in Circuit Court. Plaintiffs filed a purported Class Action Amendment on March 24, 1994 seeking to consolidate and amend their claims. The amendment sought to continue the claims against the predecessor partnerships along with their general partners and sought to add BFC as a defendant. The plaintiffs also moved for class certification. Motions to dismiss and to deny class certification have been filed. Before plaintiffs responded or the motions were heard, plaintiffs filed a new motion for leave to file consolidated class action amendments and a new motion for class certification.

The individual and corporate defendants sold a total of $109,250 of limited partnership interests in the Partnership. As of March 31, 1995, limited partners holding approximately $69,500 of limited partnership interests had filed an action for rescission. Under the appellate decision, if rescission was made to all remaining limited partners that filed an action, refunds, at May 15, 1995, (including interest payments thereon) would amount to approximately $137,000. A provision of $68,000 has been made in the accompanying financial statements for interest on amounts that would be due upon rescission, however, the financial statements do not reflect a rescission of the units subject to the Court ruling. Accordingly, partners' capital, units outstanding, per unit information, including income (loss) per unit amounts, have not been adjusted for the potential rescission of units.

NOTE 3 - OTHER MATTERS
- ----------------------

a) A preliminary environmental site assessment and asbestos survey of Independence Tower has revealed the presence of asbestos containing materials. The estimated cost to remove and replace the asbestos items is approximately a range of $1.6 to $2.2 million. Implementation of an operations and maintenance program has been initiated, however, in the future, it may be necessary for the Partnership to remove any asbestos in order to sell or refinance this property.

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

NOTE 4 - COMPENSATION TO GENERAL PARTNERS AND AFFILIATES
- --------------------------------------------------------

During the three months ending March 31, 1994 and 1995 compensation and reimbursements to general partners and affiliates were as follows:

                                                            1994         1995
                                                            ----         ----
Reimbursements for administrative and
  accounting services                                       17,219      11,251
Property management fees                                    17,864      18,101
                                                           -------     -------
Total                                                       35,083      29,352
                                                           =======     =======


NOTE 5 - SECURITIES AVAILABLE FOR SALE
- --------------------------------------

The Partnership's securities are available for sale. In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("FAS 115") issued in May 1993 by the Financial Accounting Standards Board ("FASB"), these securities are carried at fair value, with any related unrealized appreciation or and depreciation reported as a separate component of partners capital. At December 31, 1994 and March 31, 1995, the cost of available for sale securities approximated their fair value.

NOTE 6 - RECLASSIFICATIONS
- --------------------------

For comparative purposes, certain prior year balances have been reclassified to conform with the 1995 financial statement presentation.

NOTE 7 - MANAGEMENT REPRESENTATION
- ----------------------------------

In the opinion of Partnership management, all adjustments, none of which were other than normal recurring accruals, necessary for a fair presentation of the accompanying financial information have been included.



                         I.R.E. Pension Investors, Ltd.
                        (A Florida Limited Partnership)

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                 March 31, 1995

The Partnership owns Independence Tower, a 107,000 square foot office building located in Charlotte, North Carolina.

The reason for the changes in the rental income, and property operating expenses for the three month period ended March 31, 1995 as compared to the comparable period in 1994 all relate to the operations of Independence Tower. Rental income increased approximately $11,000 for the three month period ended March 31, 1995 as compared to the comparable period in 1994 primarily due to an increase in occupancy at Independence Tower. Interest income increased approximately $22,000 for the three month period ended March 31, 1995 as compared to the comparable period in 1994 primarily due to an increase in yields on the investment of funds. Depreciation expense increased approximately $8,000 for the three month period ended March 31, 1995 as compared with the prior year comparable period due to depreciation related to additional property improvements at Independence Tower. Utilities expense increased approximately $6,000 for the three month period ended March 31, 1995 as compared to the comparable period in 1994 as result of an increase in electrical consumption during 1995 at Independence Tower. Repairs and maintenance expense increased approximately $2,000 for the three month period ended March 31, 1995 as compared to the comparable period in 1994 primarily due to an increase in parking lot repairs and general repair and maintenance costs at Independence Tower. General and administrative expense to affiliates decreased approximately $6,000 for the three month period ended March 31, 1995 as compared to the comparable period in 1994 as a result of decreased costs associated with administrative and accounting service reimbursements.

A summary of the Partnership's cash flows is as follows:

                                      Three Months Ended March 31,
                                      ----------------------------
                                            1994          1995
                                            ----          ----
Net cash provided (used) by:
  Operating activities                $    50,555       201,083
  Investing activities                    (97,210)     (124,453)
                                          -------     ---------

                                      $   (46,655)       76,630
                                         =========    =========

The changes in operating activities were impacted by the changes in net income
(loss) described above and the changes in operating assets and liabilities between the periods. Investing activities include an increase in securities available for sale related to the purchase of treasury bills in 1994 and property improvements related to Independence Tower. Such improvements normally are incurred in connection with the obtaining or renewal of tenant leases. Although there are no significant improvements contemplated for the property, improvement costs will be incurred in connection with the obtaining or renewal of tenant leases. Any costs related to the asbestos removal and replacement issue discussed below would be considered property improvements subject to an impairment test for the property. Present costs of implementing an operations and maintenance program for the asbestos issue are considered a cost of operations.

Real estate is cyclical in nature and the entire industry is currently experiencing a downturn in the cycle. There is increasing competition for quality tenants, overbuilding in certain markets, and increased property operating costs. In light of these conditions, specifically considering the decline in revenue from the hotel property and growth being less than originally anticipated for Independence Tower, distributions paid to limited partners were reduced in 1988 to 3.5% of original capital from the 7% level paid in prior years and no distributions were paid in 1989, 1990, 1991 or 1993. Future distributions, if any, are anticipated to be paid on an annual basis and will be commensurate with actual prior year operations, cash reserves and anticipated operating requirements. During March 1992, a distribution of approximately $2,000,000 ($31.36 per limited partnership unit) was made to all limited partners. In September 1994, a distribution of approximately $500,000 ($7.84 per limited partnership unit) was paid to all limited partners. At March 31, 1995, the Partnership had cash and cash equivalents of approximately $380,000 and approximately $2.4 million in Treasury Bills included in securities available for sale. Management is of the opinion that the Partnership's liquidity, based on its current activities is adequate to meet anticipated, normal operating requirements during the near term. The costs of asbestos removal at Independence Tower is estimated at from $1.6 million to $2.2 million and the Partnership has retained funds for such removal if it becomes necessary. Should the cost of removal exceed the above estimates, it may need to be funded through financing of this property. Implementation of an operations and maintenance program has been initiated; however, in the future it may be necessary for the Partnership to remove any asbestos in order to sell or refinance the property. Also, as discussed in note 2 of the notes to financial statements, the Partnership is a party to litigation which potentially involves payment by the Partnership of an amount in excess of $100,000. However in the event the plaintiffs are ultimately successful in their claims, management does not believe that such a resolution would have a material adverse impact on the Partnership's liquidity.

In addition to the items discussed above, the Partnership's long term prospects will be primarily effected by future occupancy levels and rental rates achieved at Independence Tower. Due to the uncertain economic climate in general and the real estate market in particular, management cannot reasonably determine the Partnership's long term liquidity position.




                         Part II - Other Information
                                March 31, 1995
ITEM 1 THROUGH 5
- ----------------

Not applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

a.  Index to exhibits

    (2) Plan of acquisition, reorganization, arrangement, liquidation or succession - Not applicable.

    (4) Instruments defining the rights of security holders, including indentures - Not applicable.

    (10)    Material contracts - Not applicable.

    (11)    Statement re computation of per unit earnings - Not applicable.

    (15)    Letter re unaudited interim financial information - Not applicable.

    (18)    Letter re change in accounting principles - Not applicable.

    (19)    Report furnished to security holders - Not applicable.

    (22) Published report regarding matters submitted to vote of security holders - Not applicable.

    (23)    Consents of experts and counsel - Not applicable.

    (24)    Power of attorney - Not applicable.

    (27)    Financial data schedule - Included as Exhibit 27.

    (99)    Additional exhibits - Not applicable.

b.  Reports on Form 8-K

      None.




                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        I.R.E. PENSION INVESTORS, LTD.
                                        Registrant
                                   By:  I.R.E. Pension Advisors, Corp.
                                        Managing General Partner of Registrant




Date:  May 10, 1995                By:   /s/ Glen R. Gilbert
                                        ------------------------------------

                                        Glen R. Gilbert, Senior Vice President