Form 10-Q
period 1995-06-30
IRE PENSION INVESTORS LTD
filed 1995-08-14
CIK 748827

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


                 Quarterly Report Under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


For the Quarter Ended                                  Commission File Number
      June 30, 1995                                        0-13624
----------------------                                 --------------------


                         I.R.E. PENSION INVESTORS, LTD.
                 (Exact name of Registrant as specified in its
                      Certificate of Limited Partnership)


        Florida                                       59-2483870
-----------------------                -------------------------------------
(State of Organization)               (I.R.S. Employer Identification Number)


1750 E. Sunrise Boulevard
Fort Lauderdale, Florida                                            33304
----------------------------------------                          ---------
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

                            Statements of Operations
        For the Six and Three Month Periods ended June 30, 1994 and 1995
                                  (Unaudited)


                                   Six Months Ended         Three Months Ended
                                      June 30,                   June 30,
                                 --------------------       -----------------
                                   1994        1995          1994       1995
                                  -------     -------       ------    ------
Revenues:
   Rental income               $   575,934     614,173     287,886   315,361
   Interest income                  41,847      78,318      24,380    39,047
   Other income                      2,951       4,422       1,291     1,550
                                   -------     -------     -------  --------
Total revenues                     620,732     696,913     313,557   355,958
                                   -------     -------     -------   -------
Costs and expenses:
   Depreciation                    241,519     258,818     122,145   131,307
   Property operations:
   Taxes                            34,829      34,523      17,606    17,213
   Insurance                        13,811      21,377       6,905    10,591
   Utilities                        96,828     104,766      46,592    48,804
   Property management fees
     to affiliate                   35,258      37,116      17,394    19,015
   Repairs and maintenance          98,740     118,702      46,967    64,521
   Other                            39,549      40,726      18,869    20,789
   General and administrative:
     To affiliates                  29,370      22,642      12,151    11,391
     Other                          24,802      20,899      14,055     9,025
                                   -------     -------     -------   -------
      Total costs and expenses     614,706     659,569     302,684   332,656
                                   -------     -------     -------   -------

Net income                     $     6,026      37,344      10,873    23,302
                                    ======     =======     =======   =======
Net income per weighted
   average limited partnership
   unit outstanding            $      .09          .58        .17        .36
                                  ========   =========    =======    =======

          See accompanying notes to unaudited financial statements.


                         I.R.E. Pension Investors, Ltd.
                        (A Florida Limited Partnership)

                                 Balance Sheets
                      December 31, 1994 and June 30, 1995
                                  (Unaudited)


                                    Assets
                                    ------

                                                   December 31,    June 30,
                                                      1994           1995
                                                   -----------    -----------

Cash and cash equivalents                          $   303,072        472,100

Securities available for sale                        2,377,757      2,446,333

Investment in real estate:
  Office building                                    7,562,066      7,690,729
      Less accumulated depreciation                 (2,999,846)    (3,258,664)
                                                    ----------     -----------
       Net investment in real estate                 4,562,220      4,432,065

Other assets, net                                       25,400         23,630
                                                    ----------     ----------

                                                   $ 7,268,449      7,374,128
                                                     =========      =========

                      Liabilities and Partners' Capital
                      ---------------------------------

Accrued expenses                                        72,640        106,654
Accounts payable and other liabilities                 114,639        147,919
Due to affiliates                                       10,799         11,840
                                                    ----------     ----------
      Total liabilities                                198,078        266,413

Partners' capital:
      63,776 limited partnership units issued
       and outstanding                               7,070,371      7,107,715
                                                    ----------     ----------

                                                   $ 7,268,449      7,374,128
                                                    ==========     ==========

            See accompanying notes to unaudited financial statements.


                         I.R.E. Pension Investors, Ltd.
                        (A Florida Limited Partnership)

                         Statement of Partners' Capital
                     For the Six Months Ended June 30, 1995
                                  (Unaudited)


                                          Limited      General
                                          Partners     Partners     Total
                                        ----------     --------     -----

Balance at December 31, 1994            $ 7,084,237     (13,866)  7,070,371

Net income                                   36,971         373      37,344
                                          ---------    --------   ---------

Balance at June 30, 1995                $ 7,121,208     (13,493)  7,107,715
                                          =========    =========  =========

          See accompanying notes to unaudited financial statements.


                         I.R.E. Pension Investors, Ltd.
                        (A Florida Limited Partnership)


                            Statements of Cash Flows
                For the Six Months ended June 30, 1994 and 1995
                                  (Unaudited)


                                                       1994          1995
                                                    ----------     ---------

Operating Activities:
  Net income                                     $     6,026         37,344
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation                                     241,519        258,818
    Non-cash portion of rental income                    429          1,045
    Changes in operating assets and liabilities:
      Increase (decrease) in accrued expenses
       accounts payable and other liabilities,
       and due to affiliates                         (62,595)        68,335
    Decrease in other assets, net                      1,276            725
                                                   ---------      ---------
      Net cash provided by operating activities      186,655        366,267
                                                   ---------      ---------
Investing Activities:
  Increase in securities available for sale              -       (2,446,333)
  Decrease in securities available for sale              -        2,377,757
  Property improvements                             (132,423)      (128,663)
                                                   ----------     ----------
      Net cash (used) in investing activities       (132,423)      (197,239)
                                                   ----------     ----------
        Increase in cash and
          cash equivalents                            54,232        169,028

Cash and cash equivalents at beginning of year     2,942,559        303,072
                                                   ---------      ---------

Cash and cash equivalents at end of quarter      $ 2,996,791        472,100
                                                   =========      =========

          See accompanying notes to unaudited financial statements.



                         I.R.E. Pension Investors, Ltd.
                        (A Florida Limited Partnership)

                    Notes to Unaudited Financial Statements
                                 June 30, 1995


NOTE 1 - GENERAL
----------------

The accompanying financial statements have been prepared by the Partnership in accordance with the accounting policies described in its 1994 Annual Report and should be read in conjunction with the notes to financial statements which appear in that report.

NOTE 2 - LITIGATION
-------------------

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

Plaintiffs appealed, among other items, the Court's order with respect to plaintiffs that brought suit after three years of the date of sale. In February 1993, the Appellate court ruled that the statute of limitations was tolled during the pendency of the class action claims. Therefore, those investors that
                                  Page 9 of 17
brought suit within 3.6 years and potentially 4 years from the date of sale may
be entitled to rescission.   The Partnership and the other co-defendants sought
leave to appeal before the Illinois Supreme Court and on October 6, 1993, the leave to appeal was denied. Plaintiff's claims are now pending in Circuit Court. Plaintiffs filed a purported Class Action Amendment on March 24, 1994 seeking to consolidate and amend their claims. The amendment sought to continue the claims against the predecessor partnerships along with their general partners and sought to add BFC Financial Corporation as a defendant. The plaintiffs also moved for class certification. Motions to dismiss and to deny class certification have been filed. Before plaintiffs responded or the motions were heard, plaintiffs filed a new motion for leave to file consolidated class action amendments and a new motion for class certification.

The individual and corporate defendants sold a total of $109,250 of limited partnership interests in the Partnership. As of June 30, 1995, limited partners holding approximately $69,500 of limited partnership interests had filed an action for rescission. Under the appellate decision, if rescission was made to all remaining limited partners that filed an action, refunds, at August 15, 1995, (including interest payments thereon) would amount to approximately $139,000. A provision of $69,000 has been made in the accompanying financial statements for interest on amounts that would be due upon rescission, however, the financial statements do not reflect a rescission of the units subject to the Court ruling. Accordingly, partners' capital, units outstanding, per unit information, including income (loss) per unit amounts, have not been adjusted for the potential rescission of units.

NOTE 3 - OTHER MATTERS
----------------------

A preliminary environmental site assessment and asbestos survey of Independence Tower revealed the presence of asbestos containing materials. The estimated cost

                                 Page 10 of 17
to remove and replace the asbestos items is approximately a range of $1.6 to $2.2 million. Implementation of an operations and maintenance program has been initiated, however, in the future, it may be necessary for the Partnership to remove any asbestos in order to sell or refinance this property.

NOTE 4 - COMPENSATION TO GENERAL PARTNERS AND AFFILIATES
--------------------------------------------------------

During the six and three month periods ended June 30, 1994 and 1995 compensation to general partners and affiliates were as follows:


                                   Six Months Ended         Three Months Ended
                                      June 30,                   June 30,
                                 --------------------       -----------------
                                   1994        1995          1994      1995
                                ---------    --------      ------   --------
Reimbursement for
 administrative and
 accounting services            $   29,370      22,642      12,151   11,391
Property management fees            35,258      37,116      17,394   19,015
                                   -------     -------      ------  -------
Total                           $   64,628      59,758      29,545   30,406
                                   =======     =======      ======   ======

NOTE 5 - SECURITIES AVAILABLE FOR SALE
--------------------------------------

The Partnership's securities are available for sale. In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("FAS 115") issued in May 1993 by the Financial Accounting Standards Board ("FASB"), these securities are carried at fair value, with any related unrealized appreciation or and depreciation reported as a separate component of partners capital. At December 31, 1994 and June 30, 1995 the cost of securities available for sale approximated their fair value.

NOTE 6 - RECLASSIFICATIONS
--------------------------

For comparative purposes, certain prior year balances have been reclassified to conform with the 1995 financial statement presentation.

NOTE 7 - MANAGEMENT REPRESENTATION
----------------------------------

In the opinion of Partnership management, all adjustments, none of which were other than normal recurring accruals, necessary for a fair presentation of the accompanying financial information have been included.


                         I.R.E. Pension Investors, Ltd.
                        (A Florida Limited Partnership)

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                 June 30, 1995

The Partnership owns Independence Tower, a 107,000 square foot office building located in Charlotte, North Carolina.

The reason for the changes in the rental income, and property operating expenses for the six and three month periods ended June 30, 1995 as compared to the comparable periods in 1994 all relate to the operations of Independence Tower. Rental income increased approximately $38,000 and $27,000 for the six and three month periods ended June 30, 1995,respectively, as compared to the comparable periods in 1994 primarily due to an increase in occupancy and a decrease in the allowance for bad debt. Interest income increased approximately $36,000 and $15,000 for the six and three month periods ended June 30, 1995, respectively, as compared to the comparable periods in 1994 primarily due to an increase in yields on the investment of funds. Depreciation expense increased approximately $17,000 and $9,000 for the six and three month periods ended June 30, 1995, respectively, as compared with the prior year comparable periods due to depreciation related to additional property improvements. Utilities expense increased approximately $8,000 and $2,000 for the six and three month periods ended June 30, 1995, respectively, as compared to the comparable periods in 1994 as result of an increase in electrical consumption during 1995. Repairs and maintenance expense increased approximately $20,000 and $18,000 for the six and three month periods ended June 30, 1995, respectively, as compared to the comparable periods in 1994 primarily due to an increase in janitorial cost, windows maintenance and general repair and maintenance costs. General and administrative expense to affiliates decreased approximately $7,000 for the six month period ended June 30, 1995 as compared to the comparable period in 1994 as a result of decreased costs associated with administrative and accounting service reimbursements. Other general and administrative expenses decreased approximately $4,000 and $5,000 for the six and three month periods ended June 30, 1995, respectively, as compared to the comparable periods in 1994 primarily due to a decrease in auditing fees, partially offset with an increase in legal fees.

A summary of the Partnership's cash flows is as follows:

                                            Six Months Ended June 30,
                                            -------------------------
                                                1994          1995
                                              --------      --------
Net cash provided (used) by:
  Operating activities                   $     186,655      366,267
  Investing activities                        (132,423)    (197,239)
                                              ---------    ---------
                                         $      54,232      169,028
                                              ========     ========

The changes in operating activities were impacted by the changes in net income described above and the changes in operating assets and liabilities between the periods. Investing activities include an increase and decrease in securities available for sale related to the redemption and purchase of treasury bills and property improvements related to Independence Tower. Such improvements normally are incurred in connection with the obtaining or renewal of tenant leases. Although there are no significant improvements contemplated for the property, improvement costs will be incurred in connection with the obtaining or renewal of tenant leases. Any costs related to the asbestos removal and replacement issue discussed below would be considered property improvements subject to an impairment test for the property. Present costs of implementing an operations and maintenance program for the asbestos issue are considered a cost of operations.

At June 30, 1995, the Partnership had cash and cash equivalents of approximately $472,100 and approximately $2.4 million in Treasury Bills included in securities available for sale. Management is of the opinion that the Partnership's liquidity, based on its current activities is adequate to meet anticipated, normal operating requirements during the near term. The costs of asbestos removal at Independence Tower is estimated at from $1.6 million to $2.2 million and the Partnership has retained funds for such removal if it becomes necessary. Should the cost of removal exceed the above estimates, it may need to be funded through financing of this property. Implementation of an operations and maintenance program has been initiated; however, in the future it may be necessary for the Partnership to remove any asbestos in order to sell or refinance the property. Also, as discussed in note 2 of the notes to financial statements, the Partnership is a party to litigation which potentially involves payment by the Partnership of an amount in excess of $100,000. However in the event the plaintiffs are ultimately successful in their claims, management does not believe that such a resolution would have a material adverse impact on the Partnership's liquidity.

In addition to the items discussed above, the Partnership's long term prospects will be primarily effected by future occupancy levels and rental rates achieved at Independence Tower. Due to the uncertain economic climate in general and the real estate market in particular, management cannot reasonably determine the Partnership's long term liquidity position.





                         Part II - Other Information
                                June 30, 1995
ITEM 1 THROUGH 5
----------------

Not applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

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


                                       I.R.E. PENSION INVESTORS, LTD.
                                       Registrant
                                  By:  I.R.E. Pension Advisors, Corp.
                                       Managing General Partner of Registrant




Date:  August 11, 1995            By:  /s/ Glen R. Gilbert
                                       -----------------------------
                                       Glen R. Gilbert, Senior Vice President
                                         and Chief Financial Officer