Form 10-Q
period 1995-09-30
IRE PENSION INVESTORS LTD
filed 1995-11-13
CIK 748827

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


                 Quarterly Report Under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


 For the Quarter Ended                                 Commission File Number
   September 30, 1995                                         0-13624
 ---------------------                                 ----------------------



                         I.R.E. PENSION INVESTORS, LTD.
                 (Exact name of Registrant as specified in its
                      Certificate of Limited Partnership)


        Florida                                       59-2483870
 ---------------------                 -------------------------------------
(State of Organization)               (I.R.S. Employer Identification Number)


1750 E. Sunrise Boulevard
Fort Lauderdale, Florida                                           33304
---------------------------------------                           --------
(Address of Principal Executive Offices)                         (Zip Code)


Registrant's telephone number, including area code: (954) 760-5200

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

                              Yes   X      No
                                  -------     -------



                         I.R.E. Pension Investors, Ltd.
                        (A Florida Limited Partnership)

                            Statements of Operations
     For the Nine and Three Month Periods ended September 30, 1994 and 1995
                                  (Unaudited)


                                   Nine Months Ended        Three Months Ended
                                      September 30,            September 30,
                                   -----------------        ------------------
                                   1994        1995          1994       1995
                                   ----        ----          ----       ----
Revenues:
   Rental income               $   868,645     997,589     292,711   383,416
   Interest income                  70,704     119,383      28,857    41,065
   Other income                      3,346       6,572         395     2,150
                                   -------   ---------     -------   -------
Total revenues                     942,695   1,123,544     321,963   426,631
                                   -------   ---------     -------   -------

Costs and expenses:
   Depreciation                    365,972     393,403     124,453   134,585
   Property operations:
   Taxes                            52,059      52,026      17,230    17,503
   Insurance                        24,597      32,956      10,786    11,579
   Utilities                       138,824     153,666      41,996    48,900
   Property management fees
     to affiliate                   52,319      60,250      17,061    23,134
   Repairs and maintenance         137,597     177,365      38,857    58,663
   Other                            59,539      65,694      19,990    24,968
   General and administrative:
     To affiliates                  40,928      32,673      11,558    10,031
     Other                          30,989      25,821       6,187     4,922
     Reversal of interest
      accrued related to
      the Hess litigation             -        (69,420)       -      (69,420)
                                   -------   ---------     -------   -------
      Total costs and expenses     902,824     924,434     288,118   264,865
                                   -------   ---------     -------   -------

Net income                     $    39,871     199,110      33,845   161,766
                                   =======   =========     =======   =======


Net income per weighted
   average limited partnership
   unit outstanding            $       .62        3.09        .53       2.51
                                   =======   =========     =======   =======



          See accompanying notes to unaudited financial statements.


                         I.R.E. Pension Investors, Ltd.
                        (A Florida Limited Partnership)

                                 Balance Sheets
                    December 31, 1994 and September 30, 1995
                                  (Unaudited)


                                    Assets



                                                   December 31, September 30,
                                                      1994           1995
                                                   ------------ -------------

Cash and cash equivalents                          $   303,072        563,629

Securities available for sale                        2,377,757      2,481,809

Investment in real estate:
  Office building                                    7,562,066      7,755,105
      Less accumulated depreciation                 (2,999,846)    (3,393,249)
                                                    ----------     ----------
       Net investment in real estate                 4,562,220      4,361,856

Other assets, net                                       25,400         50,531
                                                    ----------     ----------

                                                   $ 7,268,449      7,457,825
                                                    ==========     ==========



                      Liabilities and Partners' Capital



Accrued expenses                                        72,640         52,937
Accounts payable and other liabilities                 114,639        120,013
Due to affiliates                                       10,799         15,394
                                                    ----------     ----------
      Total liabilities                                198,078        188,344

Partners' capital:
      63,776 limited partnership units issued
       and outstanding                               7,070,371      7,269,481
                                                    ----------     ----------

                                                   $ 7,268,449      7,457,825
                                                    ==========     ==========



            See accompanying notes to unaudited financial statements.


                         I.R.E. Pension Investors, Ltd.
                        (A Florida Limited Partnership)

                         Statement of Partners' Capital
                  For the Nine Months Ended September 30, 1995
                                  (Unaudited)


                                          Limited      General
                                          Partners     Partners     Total
                                          --------     --------     -------


Balance at December 31, 1994            $ 7,084,237     (13,866)  7,070,371

Net income                                  197,119       1,991     199,110
                                          ---------     -------   ---------

Balance at September 30, 1995           $ 7,281,356     (11,875)  7,269,481
                                          =========     =======   =========


          See accompanying notes to unaudited financial statements.


                         I.R.E. Pension Investors, Ltd.
                        (A Florida Limited Partnership)

                            Statements of Cash Flows
             For the Nine Months Ended September 30, 1994 and 1995
                                  (Unaudited)


                                                       1994          1995
                                                       ----          ----
Operating Activities:
  Net income                                     $    39,871        199,110
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation                                     365,972        393,403
    Non-cash portion of rental income                  1,091          1,763
    Changes in operating assets and liabilities:
      (Decrease) in accrued expenses
       accounts payable and other liabilities,
       and due to affiliates                         (60,853)        (9,734)
    (Increase) in other assets, net                   (5,365)       (26,893)
                                                   ---------        -------
      Net cash provided by operating activities      340,716        557,649
                                                   ---------        -------

Investing Activities:
  Increase in securities available for sale              -       (2,481,809)
  Decrease in securities available for sale              -        2,377,757
  Property improvements                             (172,714)      (193,040)
                                                   ---------        -------
      Net cash (used) in investing activities       (172,714)      (297,092)
                                                   ---------        -------

Financing Activities:
  Limited partner distributions                     (500,262)         -
                                                   ---------        -------
    Net cash (used) in financing activities         (500,262)          -
                                                   ---------        -------

        Increase (decrease) in cash and
          cash equivalents                          (332,260)       260,557

Cash and cash equivalents at beginning of year     2,942,559        303,072
                                                   ---------        -------

Cash and cash equivalents at end of quarter      $ 2,610,299        563,629
                                                   =========        =======




          See accompanying notes to unaudited financial statements.



                         I.R.E. Pension Investors, Ltd.
                        (A Florida Limited Partnership)

                    Notes to Unaudited Financial Statements
                               September 30, 1995


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

In November 1988, Plaintiff's class action claims were dismissed by the Court. Amended complaints, including additional named plaintiffs, were filed subsequent to the dismissal of the class action claims. Motions to dismiss were filed on behalf of the Partnership and the other co-defendants. In December 1989, the Court ordered that the Partnership and the other co-defendants rescind sales of any plaintiff that brought suit within three years of the date of sale. Under the Court's order of December 1989, the Partnership would not be required to rescind any sales. Plaintiffs appealed, among other items, the Court's order with respect to plaintiffs that brought suit after three years of the date of sale. While there has been no formal dismissal of the claims against the Partnership, it has been determined that none of the sales made to investors of the Partnership occurred during the time periods which are still being considered in this case and therefore, there is no longer any ongoing claims against the Partnership in this matter.

Through June 30, 1995, an accrual of $69,000 for interest on amounts that would be due upon rescission had been made. Based upon the determination that the Partnership had no ongoing claims against it, the accrual was reversed during the quarter ended September 30, 1995.

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

NOTE 4 - COMPENSATION TO GENERAL PARTNERS AND AFFILIATES
--------------------------------------------------------

During the nine and three month periods ended September 30, 1994 and 1995 compensation to general partners and affiliates were as follows:


                                   Nine Months Ended        Three Months Ended
                                    September 30,              September 30,
                                   ------------------       ------------------
                                   1994        1995          1994      1995
                                   ----        ----          ----      ----
Reimbursement for
 administrative and
 accounting services            $   40,928      32,673      11,558   10,031
Property management fees            52,319      60,250      17,061   23,134
                                   -------     -------     -------  -------
Total                           $   93,247      92,923      28,619   33,165
                                   =======     =======     =======  =======



NOTE 5 - SECURITIES AVAILABLE FOR SALE
--------------------------------------

The Partnership's securities are available for sale. In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("FAS 115") issued in May 1993 by the Financial Accounting Standards Board ("FASB"), these securities are carried at fair value, with any related unrealized appreciation or and depreciation reported as a separate component of partners capital. At December 31, 1994 and September 30, 1995 the cost of securities available for sale approximated their fair value.

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


                         I.R.E. Pension Investors, Ltd.
                        (A Florida Limited Partnership)

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                               September 30, 1995

The Partnership owns Independence Tower, a 107,000 square foot office building located in Charlotte, North Carolina.

The reason for the changes in the rental income, and property operating expenses for the nine and three month periods ended September 30, 1995 as compared to the comparable periods in 1994 all relate to the operations of Independence Tower. Rental income increased approximately $129,000 and $91,000 for the nine and three month periods ended September 30, 1995,respectively, as compared to the comparable periods in 1994 primarily due to additional rents received from an increase in occupancy. Interest income increased approximately $49,000 and $12,000 for the nine and three month periods ended September 30, 1995, respectively, as compared to the comparable periods in 1994 primarily due to increases in funds available for investment and yields on those investments. Other income increased $3,000 and $2,000 for the nine and three month periods ended September 30, 1995, respectively, as compared to the comparable 1994 periods as a result of late fees charged to delinquent tenants. Depreciation expense increased approximately $27,000 and $10,000 for the nine and three month periods ended September 30, 1995, respectively, as compared with the prior year comparable periods due to depreciation related to additional property improvements. Insurance expense increased approximately $8,000 for the nine month period ended September 30, 1995 as compared to the same period in 1994 primarily due to an increase in property insurance premiums. Utilities expense increased approximately $15,000 and $7,000 for the nine and three month periods ended September 30, 1995, respectively, as compared to the comparable periods in 1994 as a result of an increase in electrical consumption during 1995. Property management fees to affiliate increased approximately $8,000 and $6,000 for the nine and three month periods ended September 30, 1995, respectively, as compared to the same periods in 1994 due to an increase in rental income. Repairs and maintenance expense increased approximately $40,000 and $20,000 for the nine and three month periods ended September 30, 1995, respectively, as compared to the comparable periods in 1994 primarily due to an increase in janitorial cost, windows maintenance and general repair and maintenance costs. Property operations, other increased approximately $6,000 and $5,000 for the nine and three month periods ended September 30, 1995, respectively, as compared to the same periods in 1994 primarily due to an increase in legal fees. General and administrative expense to affiliates decreased approximately $8,000 for the nine month period ended September 30, 1995 as compared to the comparable period in 1994 as a result of decreased costs associated with administrative and accounting service reimbursements. Other general and administrative expenses decreased approximately $5,000 for the nine month period ended September 30, 1995, as compared to the comparable period in 1994 primarily due to a decrease in auditing fees and elimination of interest accruals, during the third quarter of 1995, relating to the Hess litigation. During the quarter ended September 30, 1995, the interest that had been accrued through June 30, 1995 of approximately $69,000 related to the Hess litigation was reversed based upon the determination that the Partnership had no ongoing claims against it.

A summary of the Partnership's cash flows is as follows:

                                            Nine Months Ended September 30,
                                            -------------------------------
                                                1994          1995
                                                ----          ----
Net cash provided (used) by:
  Operating activities                   $     340,716      557,649
  Investing activities                        (172,714)    (297,092)
  Financing activities                        (500,262)          -
                                              --------     --------
                                         $    (332,260)     260,557
                                              ========     ========


The changes in operating activities were impacted by the changes in net income described above and the changes in operating assets and liabilities between the periods. Investing activities include an increase and a decrease in securities available for sale related to the redemption and purchase of treasury bills and property improvements related to Independence Tower. Such improvements normally are incurred in connection with the obtaining or renewal of tenant leases. Although there are no significant improvements contemplated for the property, improvement costs will be incurred in connection with the obtaining or renewal of tenant leases. Any costs related to the asbestos removal and replacement issue discussed below would be considered property improvements subject to an impairment test for the property. Present costs of implementing an operations and maintenance program for the asbestos issue are considered a cost of operations.

At September 30, 1995, the Partnership had cash and cash equivalents of approximately $564,000 and approximately $2.5 million in Treasury Bills included in securities available for sale. Management is of the opinion that the Partnership's liquidity, based on its current activities is adequate to meet anticipated, normal operating requirements during the near term. The costs of asbestos removal at Independence Tower is estimated at from $1.6 million to $2.2 million and the Partnership has retained funds for such removal if it becomes necessary. Should the cost of removal exceed the above estimates, it may need to be funded through financing of this property. Implementation of an operations and maintenance program has been initiated; however, in the future it may be necessary for the Partnership to remove any asbestos in order to sell or refinance the property.

In addition to the items discussed above, the Partnership's long term prospects will be primarily effected by future occupancy levels and rental rates achieved at Independence Tower. Due to the uncertain economic climate in general and the real estate market in particular, management cannot reasonably determine the Partnership's long term liquidity position.

On November 6, 1995, the Partnership entered into an agreement to sell Independence Tower to an unaffiliated third party for a sales price of $4,000,000 with a closing scheduled to take place during the first quarter of 1996. Consummation of this sale pursuant to its contract is subject to a number of conditions and there is no assurance that the conditions will be met or that the property will be sold pursuant to the agreement. Upon sale of the property and resolution of outstanding issues, the Board of Directors of the Managing General Partner will consider the possible liquidation of the Partnership.




                         Part II - Other Information
                              September 30, 1995
ITEM 1 - LEGAL PROCEEDINGS
--------------------------


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

In November 1988, Plaintiff's class action claims were dismissed by the Court. Amended complaints, including additional named plaintiffs, were filed subsequent to the dismissal of the class action claims. Motions to dismiss were filed on behalf of the Partnership and the other co-defendants. In December 1989, the Court ordered that the Partnership and the other co-defendants rescind sales of any plaintiff that brought suit within three years of the date of sale. Under the Court's order of December 1989, the Partnership would not be required to rescind any sales. Plaintiffs appealed, among other items, the Court's order with respect to plaintiffs that brought suit after three years of the date of sale. While there has been no formal dismissal of the claims against the Partnership, it has been determined that none of the sales made to investors of the Partnership occurred during the time periods which are still being considered in this case and therefore, there is no longer any ongoing claims against the Partnership in this matter.



ITEM 2 THROUGH 5
----------------

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


                                       I.R.E. PENSION INVESTORS, LTD.
                                       Registrant
                                  By:  I.R.E. Pension Advisors, Corp.
                                       Managing General Partner of Registrant



                                       ----------------------------------------
Date: November 7, 1995            By:  /s/ Glen R. Gilbert

                                       Glen R. Gilbert, Senior Vice President
                                         and Chief Financial Officer