Form 10-K
period 1995-12-31
IRE PENSION INVESTORS LTD
filed 1996-03-29
CIK 748827

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


               Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the Fiscal Year Ended                              Commission File Number
    December 31, 1995                                           0-13624

                         I.R.E. PENSION INVESTORS, LTD.
                  (Exact Name of Registrant as Specified in its
                       Certificate of Limited Partnership)

        Florida                                      59-2483870
(State of Organization)               (I.R.S. Employer Identification Number)

1750 E. Sunrise Boulevard
Fort Lauderdale, Florida                                             33304
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

                                     PART I


ITEM 1. BUSINESS

I.R.E. PENSION INVESTORS, LTD., a limited partnership organized under the laws of the State of Florida as of January 17, 1985, is primarily engaged in the business of operating and holding for investment an income producing real property. The Partnership commenced a public offering of its units of limited partnership interest in February 1985, broke escrow in April 1985 and closed the offering in October 1985, having raised $15,960,250 in capital and issued 63,837 units of limited partnership interest at $250 per unit. The Partnership initially acquired two properties, Independence Tower in Charlotte, North Carolina and One West Nine Mile in Hazel Park, Michigan for cash. The One West Nine Mile Holiday Inn was sold in December 1991. The Partnership currently holds one property, Independence Tower which is currently being marketed for sale. The property is 98% leased and is generating a positive cash flow

Uninvested cash of the Registrant is deposited in demand accounts with commercial banks and may be invested temporarily in U.S. Treasury Bills, certificates of deposit or other interest bearing accounts or investments.

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

On December 31, 1995, Registrant had 2 employees. The balance of information required in Item 1 is either inapplicable or not material to an understanding of the Registrant's business.


ITEM 2. PROPERTIES

The property listed below is not utilized by Registrant but is held for investment. This property is zoned for its current use.

      Independence Tower            107,236 square feet        owned
       Charlotte, NC                 leasable office space


ITEM 3. LEGAL PROCEEDINGS

Kugler et. al, (formerly Martha Hess, et. al.), on behalf of themselves and all others similarly situated, v. Gordon, Boula, Financial Concepts, Ltd., KFB Securities, Inc., et al. In the Circuit Court of Cook County, Illinois. On or about May 20, 1988, an individual investor filed the above referenced action against two individual defendants, who allegedly sold securities without being registered as securities brokers, two corporations organized and controlled by such individuals, and against approximately sixteen publicly offered limited partnerships, including Registrant, interests in which were sold by the individual and corporate defendants.

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

Knight Communications, Inc. v. I.R.E. Pension Investors, Ltd., In the North Carolina Superior Court Division 95-CVS-7381. I.R.E. Pension Investors, Ltd. v. Knight Communications, Inc. North Carolina District Court Division - 95-CVD-9645. I.R.E. Pension Investors, Ltd. v. Randall Knight in the North Carolina Superior Court Division 96-CVS-1383. In May 1995, the lease of a tenant occupying approximately 5,000 square feet at Independence Tower expired. Prior to expiration, the Partnership attempted to negotiate a renewal with the tenant, however, the parties were never able to reach agreement. The tenant contends that a lease extension was agreed to by the parties. The tenant brought an action against the Partnership seeking specific performance under the lease the tenant claims exists, or in the alternative, damages that would be sustained by tenant if it was forced to move, an injunction to keep the Partnership from seeking an order for eviction, damages caused by the Partnership's unfair and deceptive trade practices and for attorneys' fees. Subsequently, the Partnership brought an action for possession of the premises. The tenant also had a note due to the Partnership for prior delinquent rent and when a default occurred under the terms of the note, the Partnership filed suit against the tenant and the co-maker under the note. A trial is scheduled in June 1996 regarding the possession portion of the above.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.



                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S UNITS OF LIMITED PARTNERSHIP INTEREST AND RELATED SECURITY HOLDER MATTERS

(a) There is no established public trading market for Registrant's units of limited partnership interest.

(b) There are approximately 2,740 holders of units of limited partnership interest as of December 31, 1995.

(c) See Item 6.-Selected Financial Data regarding Registrant's distributions, incorporated herein by reference as if set forth herein.


ITEM 6. SELECTED FINANCIAL DATA

For the five years ended December 31, 1995.

                        1991         1992        1993        1994        1995
                        ----         ----        ----        ----        ----

Revenues          $  1,440,418   1,109,557   1,146,293   1,266,818   1,527,208
                    ==========  ==========  ==========  ==========  ==========
Net income (loss) $ (1,796,743)     61,421     (24,174)     42,284    (438,316)
                    ==========  ==========  ==========  ==========  ==========
Net income (loss)
 per weighted
 average limited
 partnership unit
 outstanding           (27.89)        .95        (.38)        .66       (6.80)

                    ==========  ==========  ==========  ==========  ==========
Total assets      $  9,620,472   7,739,318   7,826,907   7,268,449   6,810,550
                    ==========  ==========  ==========  ==========  ==========
Partners' capital $  9,490,863   7,552,523   7,528,349   7,070,371   6,632,055
                    ==========  ==========  ==========  ==========  ==========
Distributions
 per weighted
 average limited
 partnership
 unit outstanding $       -           -       31.36        7.84           -
                    ==========  ==========  ==========  ==========  ==========


TEM  7. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS OF I.R.E. PENSION INVESTORS, LTD.

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

Rental income increased for the year ended December 31, 1995 as compared with prior years primarily due to additional rents received as a consequence of an increase in occupancy at Independence Tower. Occupancy at Independence Tower increased from 88% in December 1994 to 95% in December 1995.

Interest income increased for the year ended December 31, 1995 as compared to the comparable period in 1994 primarily due to increases in funds available for investment and yield on those investments. Interest income increased for the year ended December 31, 1994 as compared to the comparable period in 1993 primarily due to an increase in yields on the investment of funds.

Other income increased for the year ended December 31, 1995 as compared with the same period in 1994 as a result of late fees charged to delinquent tenants at Independence Tower. Other income decreased for the year ended December 31, 1994 as compared to the comparable period in 1993 due principally to decreased fees resulting from investor transfers of partnership units.

Depreciation expense increased for the year ended December 31, 1995 as compared to the comparable periods in 1994 and 1993 due to additional property improvements at Independence Tower.

During the fourth quarter of 1995, the carrying value of Independence Tower was reduced approximately $665,000 to its estimated fair value. This was based upon an agreement to sell the property to an unaffiliated third party for a sales price of approximately $4.0 million. (See note 6 (c)). This $665,000 reduced net income for the 1995 fiscal year.

Insurance increased for the year ended December 31, 1995 as compared to the comparable periods in 1994 and 1993 primarily due to an increase in Independence Tower property insurance premium.

Utilities expense increased for the year ended December 31, 1995 as compared to the comparable periods in 1994 and 1993 primarily due to an increase in electrical consumption at Independence Tower.

The net increase in rental income in 1995 was the causal factor for the increase in property management fees to affiliate for the year ended December 31, 1995 as compared to the comparable periods in 1994 and 1993.

Repairs and maintenance increased for the year ended December 31, 1995 as compared to the comparable periods in 1994 and 1993 primarily due to increases in HVAC cost, janitorial cost, windows maintenance and general repair and maintenance cost at Independence Tower.

Other property expenses increased for the year ended December 31, 1995 as compared to the same period in 1994 primarily due to an increase in legal fees as a result of a litigation with a tenant at Independence Tower.

Other general and administrative expenses decreased for the year ended December 31, 1995 as compared to the prior year comparable period in 1994 primarily due to the elimination of interest accruals, during the third quarter of 1995, relating to the Hess litigation. During the quarter ended September 30, 1995, the interest that had been accrued through June 30, 1995 of approximately
$69,000 related to the Hess litigation was reversed based upon determination that the Partnership had no ongoing claims against it.

General and administrative expense to affiliates decreased for the year ended December 31, 1995 as compared to the 1994 and 1993 comparable periods as a result of decreased costs associated with administrative and accounting service reimbursements. These cost reimbursements are associated with filing requirements to regulatory agencies, tax return preparation, general accounting services and monitoring of pending litigation.

A summary of the Partnership's cash flows is as follows:

                                   1993        1994         1995
                                   ----        ----         ----
Net cash provided (used) by:
  Operating activities     $    541,869        413,945     693,434
  Investing activities         (274,819)    (2,553,170)   (371,656)
  Financing activities             -          (500,262)       -
                              ---------      ----------   --------
                           $    267,050     (2,639,487)    321,778
                              =========     ===========   ========

The changes in operating  activities  were impacted by the changes in net income
(loss) described above, a provision in 1995 to state real estate at fair value for Independence Tower and the changes in operating assets and liabilities between the periods. Investing activities include an increase and a decrease in securities available for sale related to the redemption and purchase of treasury bills and property improvements related to Independence Tower in 1995, 1994 and 1993. Such improvements normally are incurred in connection with the obtaining or renewal of tenant leases. Although there are no other significant improvements contemplated for the property, improvement costs will be incurred in connection with the obtaining or renewal of tenant leases. Any costs related to the asbestos removal and replacement issue discussed below would be considered property improvements subject to an impairment test for the property. Present costs of implementing an operations and maintenance program for the asbestos issue are considered a cost of operations. Financing activities for 1994 reflect a cash distribution to limited partners.

Because of a decline in revenue from the hotel property and growth being less than originally anticipated for Independence Tower, distributions paid to limited partners were reduced in 1988 to 3.5% of original capital from the 7% level paid in prior years and no distributions were paid in 1989, 1990, 1991, 1993 or 1995. Future distributions, if any, are anticipated to be paid on an annual basis and will be commensurate with actual prior year operations, cash reserves and anticipated operating requirements. During March 1992, a distribution of approximately $2,000,000 ($31.36 per limited partnership unit) was made to all limited partners. In September 1994, a distribution of approximately $500,000 ($7.84 per limited partnership unit) was paid to all limited partners.

At December 31, 1995, the Partnership had cash and cash equivalents of approximately $624,850 and approximately $2.5 million in Treasury Bills included in securities available for sale. Management is of the opinion that the Partnership's liquidity, based on its current activities is adequate to meet anticipated, normal operating requirements during the near term. The costs of asbestos removal at Independence Tower is estimated at from $1.6 million to $2.2 million and the Partnership has retained funds for such removal if it becomes necessary. Should the cost of removal exceed the above estimates, it may need to be funded through financing of this property. Implementation of an operations and maintenance program has been initiated; however, in the future it may be necessary for the Partnership to remove any asbestos in order to sell or refinance the property.

In addition to the items discussed above, the Partnership's long term prospects will be primarily effected by future occupancy levels and rental rates achieved at Independence Tower. Due to the uncertain economic climate in general and the real estate market in particular, management cannot reasonably determine the Partnership's long term liquidity position.

On November 6, 1995, the Partnership entered into an agreement to sell Independence Tower to an unaffiliated third party for a sales price of $4,000,000 with a closing scheduled to take place during the first half of 1996. Consummation of this sale pursuant to its contract is subject to a number of conditions and there is no assurance that the conditions will be met or that the property will be sold pursuant to the agreement. Upon sale of the property and resolution of outstanding issues, the Board of Directors of the Managing General Partner will consider the possible liquidation of the Partnership.

ITEM 8. INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report

Financial Statements:

      Balance Sheets - December 31, 1994 and 1995

      Statements of Operations - For each of the Years in the Three Year Period ended December 31, 1995

      Statements of Partners' Capital - For each of the Years in the Three Year Period ended December 31, 1995

      Statements of Cash Flows - For each of the Years in the Three Year Period ended December 31, 1995

      Notes to Financial Statements


ITEM 14. FINANCIAL STATEMENT SCHEDULE

      III. Properties and Accumulated Depreciation - December 31, 1995.

All other schedules are omitted as the required information is either not applicable or is presented in the financial statements and related notes.

                          INDEPENDENT AUDITORS' REPORT

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of I.R.E. Pension Investors, Ltd., at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                       KPMG PEAT MARWICK LLP


Fort Lauderdale, Florida
March 26, 1996

                         I.R.E. PENSION INVESTORS, LTD.
                         (A Florida Limited Partnership)


                                 Balance Sheets
                           December 31, 1994 and 1995




                                     Assets


                                               1994             1995
                                             --------         ------

Cash and cash equivalents                 $    303,072        624,850

Securities available for sale                2,361,081      2,517,404

Investment in real estate:
  Office building                            7,562,066      7,129,075
  Less accumulated depreciation             (2,999,846)    (3,529,452)
                                            -----------    -----------
    Net investment in real estate            4,562,220      3,599,623

Other assets, net                               42,076         68,673
                                            ----------     ----------

                                          $  7,268,449      6,810,550
                                            ==========     ==========


                        Liabilities and Partners' Capital

Accrued expenses                                72,640          1,987
Accounts payable and other liabilities         114,639        164,293
Due to affiliates                               10,799         12,215
                                            ----------     ----------
      Total liabilities                        198,078        178,495

Partners' capital:
  63,776 limited partnership units issued
   and outstanding                           7,070,371      6,632,055
                                            ----------     ----------

                                          $  7,268,449      6,810,550
                                            ==========     ==========





               See accompanying notes to financial statements.

                         I.R.E. PENSION INVESTORS, LTD.
                         (A Florida Limited Partnership)

                            Statements of Operations
    For each of the Years in the Three Year Period ended December 31, 1995



                                           1993           1994         1995
                                           ----           ----         ----

Revenues:
  Rental income                        $ 1,068,273    1,159,262   1,357,241
  Tenant reimbursements                      1,226        -           -
  Interest income                           70,711      103,995     161,775
  Other income                               6,083        3,561       8,192
                                        ----------    ---------   ---------
    Total revenues                       1,146,293   1,266,818    1,527,208
                                        ----------   ---------    ---------


Costs and expenses:
  Depreciation                             430,330      490,817     529,606
  Provision to state real estate
   at fair value                             -            -         665,000
  Property operations:
    Taxes                                   71,445       68,692      68,686
    Insurance                               17,424       35,383      44,404
    Utilities                              195,997      184,917     201,415
    Property management fees to affiliate   64,170       69,769      81,934
    Repairs and maintenance                199,131      196,349     255,770
    Other                                   83,285       84,363     108,707
  General and administrative:
    To affiliates                           63,987       51,582      41,424
    Other                                   44,698       42,662      37,998
    Reversal of interest accrued
     related to the Hess litigation          -            -         (69,420)
                                         ---------    ---------   ---------
Total costs and expenses                 1,170,467    1,224,534   1,965,524
                                         ---------    ---------   ---------


Net income (loss)                      $   (24,174)      42,284    (438,316)
                                          ========    =========   =========

Net income (loss) per weighted average
 limited partnership unit outstanding  $      (.38)         .66       (6.80)
                                         ==========   =========   =========





               See accompanying notes to financial statements.

                         I.R.E. PENSION INVESTORS, LTD.
                         (A Florida Limited Partnership)

            Statements of Partners' Capital For each of the Years in
                  the Three Year Period ended December 31, 1995



                                         Limited       General
                                         Partners      Partners    Total
                                         --------      --------  ---------
Balance at December 31, 1992         $ 7,566,570      (14,047)   7,552,523

Net (Loss)                               (23,932)        (242)     (24,174)
                                       ---------      -------    ---------

Balance at December 31, 1993           7,542,638      (14,289)   7,528,349

Limited partner distribution            (500,262)         -       (500,262)

Net income                                41,861          423       42,284
                                       ---------      -------    ---------

Balance at December 31, 1994           7,084,237      (13,866)   7,070,371

Net loss                                (433,932)      (4,384)    (438,316)
                                       ---------      -------    ---------

Balance at December 31, 1995         $ 6,650,305      (18,250)   6,632,055
                                       =========      ========   =========







                See accompanying notes to financial statements.

                         I.R.E. PENSION INVESTORS, LTD.
                         (A Florida Limited Partnership)

                            Statements of Cash Flows
    For each of the Years in the Three Year Period ended December 31, 1995


                                             1993          1994        1995
                                           ---------   ----------   --------
Operating Activities:
  Net income (loss)                      $   (24,174)      42,284    (438,316)
  Adjustments to reconcile net income
   (loss) to net cash provided by
    operating activities:
     Depreciation                            430,330      490,817     529,606
     Non-cash portion of rental income           715        1,574       2,480
     Provision to state real estate
      at fair value                                -            -     665,000
     Changes in operating assets and
      liabilities:
        Increase (decrease) in accrued
        expenses, accounts payable,
          other liabilities,
         and due to affiliates               111,763     (100,480)    (19,583)

        (Increase) decrease in other
          assets, net                         23,235      (20,250)    (45,753)
                                          ----------   ----------  ----------

      Net cash provided by operating
        activities                           541,869      413,945     693,434
                                          ----------   ----------  ----------


Investing Activities:
  Purchase of securities available
    for sale                                       -   (2,361,081) (4,930,459)

  Maturities and redemptions of
    securities available for sale                  -            -   4,790,812
  Property improvements                     (274,819)    (192,089)   (232,009)
                                          ----------   ----------  ----------

      Net cash (used) in
       investing activities                 (274,819)  (2,553,170)   (371,656)
                                          ----------   ----------  ----------

Financing Activities:
  Limited partner distribution                     -     (500,262)          -
                                          ----------   ----------  ----------
      Net cash (used) in financing
       activities                                  -     (500,262)          -
                                          ----------   ----------  ----------
  Increase (decrease)in cash and cash
   equivalents                               267,050   (2,639,487)    321,778

Cash and cash equivalents at
 beginning of year                         2,675,509    2,942,559     303,072
                                          ----------   ----------  ----------


Cash and cash equivalents
 at end of year                          $ 2,942,559      303,072     624,850
                                          ==========   ==========  ==========






                See accompanying notes to financial statements.

                         I.R.E. PENSION INVESTORS, LTD.
                         (A Florida Limited Partnership)

                          Notes to Financial Statements


(1)  Summary of Significant Accounting Policies

General

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

Basis of Financial Statement Presentation - The financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP"). In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and income and expenses for the periods presented. Actual results could differ significantly from those estimates. A material estimate that is susceptible to significant change in the next year relates to the determination of the allowance to state real estate at fair value.

Compensation to General Partners and Affiliates

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

Interest  in  Net  Income  and  Net  Loss  as  Determined   for  Federal  Income
     TaxPurposes:

      1% of net losses and the greater of (a) 1% of net income or (b) an amount of such net income which is in proportion to the percentage of cash distributed to the General Partners as a Partnership Management Fee or for their Interest in Cash From Sales or Financing.

Cash and cash equivalents

Cash equivalents include liquid investments with a maturity of three months or less.

Securities Available for Sale

The Partnership's securities are available for sale. In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("FAS 115") issued in May 1993 by the Financial Accounting Standards Board ("FASB"), these securities are carried at fair value, with any related unrealized appreciation or and depreciation reported as a separate component of partners capital. At December 31, 1994, the Partnership owned one treasury bill that matured in May 1995 for which cost approximated fair value. At December 31, 1995 the Partnership owned one treasury bill that matures in February 1996 for which cost approximated fair value.

Properties

Properties are stated at the lower of cost or fair value in the accompanying statements of financial condition. The office building is depreciated using the straight-line method over an estimated useful life of 20 years. Tenant improvements are capitalized and depreciated using the straight-line method over an estimated useful life of five years.

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

Rental Income

Rental income is recognized under the operating method whereby aggregate rentals are reported as income over the life of the lease and the costs and expenses are charged against such revenue. Leasing commissions, when significant, are capitalized and amortized over the term of the lease. Rental income, from leases with periods of rent abatement and/or graduated payments, is recognized ratably over the term of the lease when the credit worthiness of the tenant can be verified to assure collectibility. When this policy is followed a receivable is created in the early years of the lease.

New Accounting Standards

In 1995, the FASB issued Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." ("FAS 121"). FAS 121 requires that long-lived assets, assets held for sale and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset. FAS 121 is effective for financial statements for fiscal years beginning after December 15, 1995. Earlier application is encouraged. Management is of the opinion that adoption of FAS 121 did not have a material effect on financial position or results of operations, upon adoption on January 1, 1996.

(2)  Properties

Following is a brief description of the property investments made by the Partnership.

Independence Tower

On August 19, 1985, the Partnership purchased a twelve story office building containing 103,512 square feet of net leasable area in Charlotte, North Carolina. See note 6(a)and (c).

One West Nine Mile Holiday Inn Hotel

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

Leases

The aggregate sum of the minimum lease rental payments to be received for Independence Tower over the five succeeding years is approximately as follows:

                           Year ending December 31,
                     -----------------------------------
               1996        1997      1998       1999      2000
             ---------   --------   -------    -------   -----

           $1,180,000   1,015,000    514,000   259,000  187,000
            =========   =========    =======   =======  =======

The above table does not consider exercise of renewal options by existing tenants, leasing premises that were not leased as of December 31, 1995 or renewal of leases expiring during the above periods.

(3) Compensation To General Partners And Affiliates

During the year ending December 31, 1993, 1994 and 1995 compensation and reimbursements to general partners and affiliates were as follows:

                                              1993        1994         1995
                                              ----        ----         ----
Reimbursements for administrative and
  accounting services                     $  63,987      51,582      41,424
Property management fees                     64,170      69,769      81,934
                                            -------     -------     -------

Total                                     $ 128,157     121,351     123,358
                                            =======     =======     =======


(4)  Reconciliation of Net Income (Loss) and Partners' Capital

The following reconciliation provides details of the nature and amount of differences between net income (loss) and partners' capital per the accompanying financial statements and the Partnership's tax return.


                                                1993        1994       1995
                                              --------    --------   ------
Net income (loss):
  Amount reported for financial statement
   purposes                               $   (24,174)     42,284   (438,316)
  Difference in financial statement/tax
   depreciation expense                       241,740     294,467    328,430
  Adjustment to the carrying value of
   real estate for financial statement
   purposes                                      -           -       665,000
  Difference between accrual basis of
   accounting used for financial
   statements and the method used for
   income tax purposes                         (9,834)      8,100    (62,736)
                                             --------    --------   --------
  Amount reported for income tax purposes $   207,732     344,851    492,378
                                             ========    ========   ========


                                              1993          1994      1995
                                            --------      --------   ------
Partners' capital:
  Amount reported for financial
   statement purposes                   $   7,528,349  7,070,371   6,632,055

  Difference in financial statement/tax
   depreciation expense                     1,125,261   1,419,728  1,748,158
  Difference due to fair value
   considerations in the carrying value
   of real estate for financial
   statement purposes                            -           -       665,000

  Difference between accrual basis of
   accounting used for financial
   statements and the method used for
   income tax purposes                         56,115      64,214      1,478
  Cost of raising capital, deducted from
   partners' capital for financial
   statements and included in other
    assets for income tax purposes, net     1,751,049   1,751,049  1,751,049
                                           ----------  ---------- ----------
  Amount reported for income
   tax purposes                           $10,460,774  10,305,362 10,797,740
                                           ==========  ========== ==========

(5)  Litigation

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

Through June 20, 1995, an accrual of $69,000 for interest on amounts that would be due upon rescission had been made. Based upon the determination that the Partnership had no ongoing claims against it, the accrual was reversed during the quarter ended September 30, 1995.

In May 1995, the lease of a tenant occupying approximately 5,000 square feet at Independence Tower expired. Prior to expiration, the Partnership attempted to negotiate a renewal with the tenant, however, the parties were never able to reach agreement. The tenant contends that a lease extension was agreed to by the parties. The tenant brought an action against the Partnership seeking specific performance under the lease the tenant claims exists, or in the alternative, damages that would be sustained by tenant if it was forced to move, an injunction to keep the Partnership from seeking an order for eviction, damages caused by the Partnership's unfair and deceptive trade practices and for attorneys' fees. Subsequently, the Partnership brought an action for possession of the premises. The tenant also had a note due to the Partnership for prior delinquent rent and when a default occurred under the terms of the note, the Partnership filed suit against the tenant and the co-maker under the note. A trial is scheduled in June 1996 regarding the possession portion of the above.

(6)  Other Matters

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

(c) On November 6, 1995, the Partnership entered into an agreement to sell Independence Tower to an unaffiliated third party for a sales price of $4,000,000 with a closing scheduled to take place during the first half of 1996. Consummation of this sale pursuant to its contract is subject to a number of conditions and there is no assurance that the conditions will be met or that the property will be sold pursuant to the agreement. Upon sale of the property and resolution of outstanding issues, the Board of Directors of the Managing General Partner will consider the possible liquidation of the Partnership. Based upon the estimated sales price, an allowance of $665,000 was established during the fourth quarter to state the carrying value of Independence Tower at fair value.

                                                                    SCHEDULE III

                   Properties and Accumulated Depreciation
                                December 31, 1995


                                                         Independence
                                                             Tower
                                                        Office Building
                                                           Charlotte
                                                        North Carolina
                                                        --------------
Acquisition Date                                            8/85

Encumbrances                                          $        -
                                                           =====

Initial Costs:
   Land                                                     823,161
   Building and Improvements                              4,628,240
                                                          ---------
                                                          5,451,401
                                                          ---------

Improvements:
 Costs capitalized subsequent to acquisition:
   Land                                                        -
   Building and Improvements                              2,342,674
                                                          ---------
                                                          2,342,674
                                                          ---------

Allowance to state real
 estate at fair
 value                                                     (665,000)
                                                           --------
                                                           (665,000)
                                                           --------

Gross Amount:
   Land                                                     823,161
   Building and Improvements                              6,305,914
                                                          ---------
    Total                                             $   7,129,075
                                                          =========


Accumulated Depreciation                              $   3,529,452
                                                          =========

Life on which depreciation is computed                     20 years
                                                           ========

             Reconciliation of Cost and Accumulated Depreciation For each of the Years in the Three Year Period ended December 31, 1995


                                            1993        1994        1995
                                            ----        ----        ----

Cost:

Balance at beginning of period          $ 7,095,158   7,369,977   7,562,066
 Allowance to state real
  estate at fair value                         -           -       (665,000)
  Additions:
    Improvements                            274,819     192,089     232,009
                                          ---------   ---------   ---------

Balance at end of period                $ 7,369,977   7,562,066   7,129,075
                                          =========   =========   =========

Accumulated Depreciation:

Balance at beginning of period          $ 2,078,699   2,509,029   2,999,846
  Addition:
    Depreciation                            430,330     490,817     529,606
                                          ---------   ---------   ---------

Balance at end of period                $ 2,509,029   2,999,846   3,529,452
                                          =========   =========   =========


The aggregate basis (not reduced by accumulated depreciation) for Federal income tax purposes of the above property was approximately $7,794,000 at December 31, 1995.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Registrant has no directors or officers.

a)  Directors.

    Listed below are the directors of I.R.E. Pension Advisors Corp., Managing General Partner of Registrant, all of whom are to serve until the election and qualification of their respective successors unless sooner removed from office:
                    NAME                  AGE        POSITIONS HELD
               --------------             ---       -------------------
               Alan B. Levan              51        Director since 1985

               Earl Pertnoy               69        Director since 1985

               Carl E. B. McKenry, Jr.    67        Director since 1985

b)  Executive Officers.

    Listed below are the executive officers of I.R.E . Pension Advisors Corp., all of whom are to serve until they resign or are replaced by the Board of
    Directors:
                    NAME                  AGE         POSITIONS HELD
               --------------             ---       -------------------
               Alan B. Levan              51        President since 1985

               Glen R. Gilbert            51        Senior Vice President
                                                     since 1985; Chief
                                                     Financial Officer since
                                                     1987; Secretary since
                                                     1988
c)  Certain Significant Employees.

    Not applicable.

d)  Family Relationships.

    Not applicable.

e)  Business Experience.

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

     None.


ITEM 11. EXECUTIVE COMPENSATION

a)   Cash Compensation.

     The Registrant has no officers or directors.

     The Registrant did not pay salaries or expenses of the officers and directors of the general partner of the Registrant in 1995, except for travel and other expenses directly related to activities of the Registrant.

b)   Compensation Pursuant to Plans.

     Registrant has no annuity, pension or retirement plan for any director, officer or employee.

c)   Other Compensation.

     Not applicable.

d)   Compensation of Directors.

     Registrant has no directors.

e)   Termination of Employment and Change of Control Arrangement.

     Not applicable.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

a)   No person owns 5% or more of Registrant's voting securities.

b) Registrant has no officers or directors. The following information is provided with respect to units owned by directors and officers of the managing general partner.

                                                   (3)
                                               AMOUNT AND
                                  (2)           NATURE OF          (4)
         (1)              NAME AND ADDRESS OF  BENEFICIAL        PERCENT
   TITLE OF CLASS          BENEFICIAL OWNER    OWNERSHIP        OF CLASS
   ----------------     ---------------------  -----------     -----------
                                  (i)
    Units of Limited    Alan B. Levan            28 Direct    .0% (approx.)
    Partnership         1750 E. Sunrise Blvd.      (ii)
    Interest            Fort Lauderdale, FL  33304

                        All other directors and
                        officers of the Managing
                        General Partner as a
                        group                     0 Direct    .0%
                                                  -           --
                                   TOTAL         28 Direct    .0% (approx.)
                                                 ========     ===

    (i) Alan B. Levan is a general partner of Registrant and is President and Director of the Managing General Partner.

    (ii)    Includes 8 units held by spouse.

c) Registrant knows of no contract or other arrangement that could result in a change in control of registrant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

a) & b) During the year ending December 31, 1995, the following entities received the fees and payments indicated for services rendered with respect to the Registrant:


                   NAME AND
            RELATIONSHIP TO REGISTRANT    TRANSACTION                 AMOUNT
            --------------------------    -------------------        --------
            BFC Financial Corporation     Reimbursement for
            and subsidiaries,              administrative and
            Affiliates of the General      accounting services       $41,424
            Partners
                                          Property management fees   $81,934

c)  Indebtedness of Management.

    None.

d)  Transactions with Promoters.

    Not applicable.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

    No annual report or proxy material for the year 1995 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   I.R.E. PENSION INVESTORS, LTD.
                                          Registrant
                                   By:I.R.E. Pension Advisors Corp.,
                                          Managing General Partner



                                   By:/S/ Alan B. Levan
                                      ----------------------------
                                          Alan B. Levan, President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Managing General Partner on behalf of the Registrant and in the capacities and on the dates indicated.



/S/ Alan B. Levan                                             March 26 1996
-------------------------------------------------------
Alan B. Levan, Director and Principal Executive Officer



/S/ Earl Pertnoy                                              March 26, 1996
-------------------------------------------------------
Earl Pertnoy, Director



/S/ Carl E.B. McKenry, Jr.                                    March 26, 1996
-------------------------------------------------------
Carl E. B. McKenry Jr., Director