Form 10-Q
period 1996-03-31
IRE PENSION INVESTORS LTD
filed 1996-05-15
CIK 748827

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the Quarter Ended                                   Commission File Number
   March 31, 1996                                             0-13624
   --------------                                             -------



                         I.R.E. PENSION INVESTORS, LTD.
                  (Exact name of Registrant as specified in its
                       Certificate of Limited Partnership)


        Florida                                       59-2483870
(State of Organization)                (I.R.S. Employer Identification Number)
- -----------------------                ---------------------------------------


1750 E. Sunrise Boulevard
Fort Lauderdale, Florida                                             33304
- ------------------------                                             -----
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

                              Yes   X      No
                                  -----       -----

                         I.R.E. Pension Investors, Ltd.
                         (A Florida Limited Partnership)

                            Statements of Operations
            For the Three Month Periods ended March 31, 1995 and 1996
                                   (Unaudited)


                                                  Three Months Ended
                                                       March 31,
                                                  ------------------
                                                 1995            1996
                                                 ----            ----
Revenues:
   Rental income                             $ 298,812        336,784
   Interest income                              39,271         39,314
   Other income                                  2,872          1,080
                                               -------        -------
Total revenues                                 340,955        377,178
                                               -------        -------

Costs and expenses:
   Depreciation                                127,511        137,593
   Property operations:
     Taxes                                      17,310         17,160
     Insurance                                  10,786         11,579
     Utilities                                  55,962         55,743
     Property management fees
       to affiliate                             18,101         20,272
     Repairs and maintenance                    54,181         54,008
     Other                                      19,937         26,110
   General and administrative:
     To affiliates                              11,251         11,183
     Other                                      11,874          3,331
                                               -------        -------
       Total costs and expenses                326,913        336,979
                                               -------        -------

Net income                                   $  14,042         40,199
                                               =======        =======

Net income per weighted
   average limited partnership
   unit outstanding                          $    .22             .62
                                              =======         =======




           See accompanying notes to unaudited financial statements.

                         I.R.E. Pension Investors, Ltd.
                         (A Florida Limited Partnership)

                                 Balance Sheets
                      December 31, 1995 and March 31, 1996
                                   (Unaudited)


                                     Assets


                                                December 31,       March 31,
                                                    1995             1996
                                                -----------        ---------

Cash and cash equivalents                      $    624,850         442,747

Securities available for sale                     2,517,404       2,817,213

Investments in real estate:
   Office building                                7,129,075       7,151,545
      Less accumulated depreciation              (3,529,452)     (3,667,045)
                                                -----------     ------------
        Net investment in real estate             3,599,623       3,484,500

Other assets, net                                    68,673          65,104
                                                 ----------      ----------
                                               $  6,810,550       6,809,564
                                                 ==========      ==========


                        Liabilities and Partners' Capital

Accrued expenses                                      1,987          18,617
Accounts payable and other liabilities              164,293         106,183
Due to affiliates                                    12,215          12,510
                                                 ----------      ----------
   Total liabilities                                178,495         137,310

Partners' capital:
 63,776 limited partnership units issued
   and outstanding                                6,632,055       6,672,254
                                                 ----------      ----------
                                               $  6,810,550       6,809,564
                                                 ==========      ==========






            See accompanying notes to unaudited financial statements.

                         I.R.E. Pension Investors, Ltd.
                         (A Florida Limited Partnership)

                         Statement of Partners' Capital
                    For the Three Months Ended March 31, 1996
                                   (Unaudited)


                                        Limited        General
                                        Partners       Partners       Total
                                        --------       --------       -----

Balance at December 31, 1995            $ 6,650,305     (18,250)  6,632,055

Net income                                   39,797         402      40,199
                                          ---------     -------   ---------

Balance at March 31, 1996               $ 6,690,102     (17,848)  6,672,254
                                          =========    ========   =========



           See accompanying notes to unaudited financial statements.

                         I.R.E. Pension Investors, Ltd.
                         (A Florida Limited Partnership)

                            Statements of Cash Flows
               For the Three Months Ended March 31, 1995 and 1996
                                   (Unaudited)


                                                        1995         1996
                                                     ----------     ------

Operating Activities:
   Net income                                     $    14,042        40,199
   Adjustments to reconcile net income to
    net cash provided by operating activities:
     Depreciation                                     127,511       137,593
     Non-cash portion of rental income                    484           717
     Changes in operating assets and liabilities:
       Increase (decrease) in accrued expenses
        accounts payable and other liabilities,
        and due to affiliates                          60,821       (41,185)
     (Increase) decrease in other assets, net          (1,775)        2,852
                                                     --------     ---------
      Net cash provided by operating activities       201,083       140,176
                                                     --------     ---------

Investing Activities:
   Increase in securities available for sale          (35,013)   (2,817,213)
   Decrease in securities available for sale               --     2,517,404
   Property improvements                              (89,440)      (22,470)
                                                     --------     ----------
      Net cash (used) in investing activities        (124,453)     (322,279)
                                                     --------     ----------

         Increase (decrease) in cash and
           cash equivalents                            76,630      (182,103)

Cash and cash equivalents at beginning of year        303,072       624,850
                                                     --------     ---------

Cash and cash equivalents at end of quarter       $   379,702       442,747
                                                     ========     =========



           See accompanying notes to unaudited financial statements.

                         I.R.E. Pension Investors, Ltd.
                         (A Florida Limited Partnership)

                   Notes to Unaudited Financial Statements
                                 March 31, 1996


Note 1 - General
- ----------------

The accompanying financial statements have been prepared by the Partnership in accordance with the accounting policies described in its 1995 Annual Report and should be read in conjunction with the notes to financial statements which appear in that report.

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

Note 3 - Other Matters
- ----------------------

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

Note 4 - Compensation to General Partners And Affiliates
- --------------------------------------------------------

During the three month periods ended March 31, 1995 and 1996 compensation to general partners and affiliates were as follows:


                                    Three Months Ended
                                         March 31,
                                     ----------------
                                     1995        1996
                                     ----        ----
Reimbursement for
 administrative and
 accounting services             $  11,251      11,183
Property management fees            18,101      20,272
                                   -------     -------
Total                            $  29,352      31,455
                                   =======     =======

Note 5 - Securities Available for Sale
- --------------------------------------

The Partnership's securities are available for sale. In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("FAS 115") issued in May 1993 by the Financial Accounting Standards Board ("FASB"), these securities are carried at fair value, with any related unrealized appreciation or and depreciation reported as a separate component of partners capital. At December 31, 1995 and March 31, 1996 the cost of securities available for sale approximated their fair value.

Note 6 - Management Representation
- ----------------------------------

In the opinion of Partnership management, all adjustments, none of which were other than normal recurring accruals, necessary for a fair presentation of the accompanying financial information have been included.

                         I.R.E. Pension Investors, Ltd.
                         (A Florida Limited Partnership)

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                                 March 31, 1996


The Partnership owns Independence Tower, a 107,000 square foot office building located in Charlotte, North Carolina.

The reason for the changes in the rental income, and property operating expenses for the three month periods ended March 31, 1996 as compared to the comparable period in 1995 all relate to the operations of Independence Tower. Rental income increased approximately $38,000 for the three month period ended March 31, 1996 as compared to the comparable period in 1995 primarily due to additional rents received from an increase in occupancy. Depreciation expense increased approximately $10,000 for the three month period ended March 31 1996 as compared with the prior year comparable period due to depreciation related to additional property improvements. Property management fees to affiliate increased approximately $2,000 for the three month period ended March 31, 1996 as compared to the same period in 1995 due to an increase in rental income. Property operations, other increased approximately $6,000 for the three month period ended March 31, 1996, as compared to the same period in 1995 primarily due to an increase in legal fees. Other general and administrative expenses decreased approximately $9,000 for the period ended March 31, 1996, as compared to the comparable period in 1995 primarily due to a decrease in auditing fees and professional fees.

A summary of the Partnership's cash flows is as follows:

                                            Three Months Ended March 31,
                                            ----------------------------
                                                1995          1996
                                                ----          ----
Net cash provided (used) by:
  Operating activities                   $     201,083       140,176
  Investing activities                        (124,453)     (322,279)
                                              --------      --------
                                         $      76,630      (182,103)
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

At March 31, 1996, the Partnership had cash and cash equivalents of approximately $443,000 and approximately $2.8 million in Treasury Bills included in securities available for sale. A distribution of approximately $1.0 million ($15.75 per limited partnership unit) will be made on May 31, 1996 to unit holders of record on May 15, 1996. Management is of the opinion that the Partnership's liquidity, based on its current activities and after the above distribution is adequate to meet anticipated, normal operating requirements during the near term. The costs of asbestos removal at Independence Tower is estimated at from $1.6 million to $2.2 million and the Partnership has retained funds for such removal if it becomes necessary. Should the cost of removal exceed the above estimates, it may need to be funded through financing of this property. Implementation of an operations and maintenance program has been initiated; however, in the future it may be necessary for the Partnership to remove any asbestos in order to sell or refinance the property.

In addition to the items discussed above, the Partnership's long term prospects will be primarily effected by future occupancy levels and rental rates achieved at Independence Tower. Due to the uncertain economic climate in general and the real estate market in particular, management cannot reasonably determine the Partnership's long term liquidity position.

In November 1995, the Partnership entered into an agreement to sell Independence Tower to an unaffiliated third party for a sales price of $4.0 million, subject to a number of conditions pursuant to the agreement. During the first quarter of 1996, this agreement was terminated in accordance with its terms. Currently, management is actively seeking to sell Independence Tower. Upon sale of the property and resolution of outstanding issues, the Board of Directors of the Managing General Partner will consider the possible liquidation of the Partnership.

                           Part II - Other Information
                                 March 31, 1996

Item 1 - Legal Proceedings
- --------------------------

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

Item 2 through 5
- ----------------

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


                                        I.R.E. PENSION INVESTORS, LTD.
                                        Registrant
                                   By:  I.R.E. Pension Advisors, Corp.
                                        Managing General Partner of Registrant




Date: May 10, 1996                 By:  /s/ Glen R. Gilbert
                                        --------------------------------------
                                        Glen R. Gilbert, Senior Vice President
                                          and Chief Financial Officer