Form 10-Q
period 1996-06-30
IRE PENSION INVESTORS LTD
filed 1996-08-07
CIK 748827

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the Quarter Ended                                    Commission File Number
   June 30, 1996                                               0-13624



                         I.R.E. PENSION INVESTORS, LTD.
                  (Exact name of Registrant as specified in its
                       Certificate of Limited Partnership)


        Florida                                          59-2483870
(State of Organization)                    (IRS Employer Identification Number)


1750 E. Sunrise Boulevard
Fort Lauderdale, Florida                                               33304
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

                              Yes  [X]      No [ ]

                         I.R.E. Pension Investors, Ltd.
                         (A Florida Limited Partnership)

                    Statements of Operations For the Six and
                Three Month Periods ended June 30, 1995 and 1996
                                   (Unaudited)


                                         Six Months Ended   Three Months Ended
                                            June 30,             June 30,
                                            --------             --------
                                         1995      1996      1995       1996
                                         ----      ----      ----       ----
Revenues:
    Rental income                     $ 614,173   645,788   315,361   309,004
    Interest income                      78,318    74,183    39,047    34,869
    Other income                          4,422     2,823     1,550     1,743
                                        -------   -------   -------  --------
Total revenues                          696,913   722,794   355,958   345,616
                                        -------   -------   -------   -------

Costs and expenses:
    Depreciation                        258,818   276,152   131,307   138,559
    Property operations:
    Taxes                                34,523    34,465    17,213    17,305
    Insurance                            21,377    23,160    10,591    11,581
    Utilities                           104,766   106,794    48,804    51,051
    Property management fees
      to affiliate                       37,116    38,917    19,015    18,645
    Repairs and maintenance             118,702   112,694    64,521    58,686
    Other                                40,726    57,620    20,789    31,510
    General and administrative:
      To affiliates                      22,642    20,923    11,391     9,740
      Other                              20,899    15,382     9,025    12,051
                                        -------   -------   -------   -------
       Total costs and expenses         659,569   686,107   332,656   349,128
                                        -------   -------   -------   -------

Net income (loss)                     $  37,344    36,687    23,302    (3,512)
                                        =======   =======   =======   =======

Net income (loss) per weighted
    average limited partnership
    unit outstanding                  $     .58       .57       .36      (.05)
                                       ========   =======   =======   =======





            See accompanying notes to unaudited financial statements.

                         I.R.E. Pension Investors, Ltd.
                         (A Florida Limited Partnership)

                                 Balance Sheets
                       December 31, 1995 and June 30, 1996
                                   (Unaudited)


                                     Assets


                                                      December 31,   June 30,
                                                         1995         1996
                                                         ----         ----

Cash and cash equivalents                         $       624,850     398,069

Securities available for sale                           2,517,404   2,047,916

Investments in real estate:
    Office building                                     7,129,075   7,163,824
       Less accumulated depreciation                   (3,529,452) (3,805,604)
                                                      ----------- -----------
         Net investment in real estate                  3,599,623   3,358,220

Other assets, net                                          68,673      37,787
                                                       ----------  ----------
                                                  $     6,810,550   5,841,992
                                                       ==========  ==========


                        Liabilities and Partners' Capital



Accrued expenses                                            1,987      37,234
Accounts payable and other liabilities                    164,293     129,359
Due to affiliates                                          12,215      11,019
                                                       ----------  ----------
    Total liabilities                                     178,495     177,612

Partners' capital:
 63,776 limited partnership units issued
    and outstanding                                     6,632,055   5,664,380
                                                       ----------  ----------
                                                  $     6,810,550   5,841,992
                                                       ==========  ==========




            See accompanying notes to unaudited financial statements.

                         I.R.E. Pension Investors, Ltd.
                         (A Florida Limited Partnership)

                         Statement of Partners' Capital
                     For the Six Months Ended June 30, 1996
                                   (Unaudited)


                                       Limited        General
                                       Partners       Partners       Total
                                       --------       --------       -----

Balance at December 31, 1995      $    6,650,305       (18,250)    6,632,055

Limited partner distributions         (1,004,362)          -      (1,004,362)

Net income                                36,320           367        36,687
                                       ---------       -------     ---------

Balance at June 30, 1996          $    5,682,263       (17,883)    5,664,380
                                       =========      ========     =========



            See accompanying notes to unaudited financial statements.

                         I.R.E. Pension Investors, Ltd.
                         (A Florida Limited Partnership)
                            Statements of Cash Flows
                 For the Six Months Ended June 30, 1995 and 1996
                                   (Unaudited)


                                                           1995        1996
                                                           ----        ----
Operating Activities:
   Net income                                        $      37,344      36,687
   Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation                                         258,818     276,152
      Non-cash portion of rental income                      1,045       1,197
      Changes in operating assets and liabilities:
        Increase (decrease) in accrued expenses
         accounts payable and other liabilities,
         and due to affiliates                              68,335        (883)
      Decrease in other assets, net                            725      29,689
                                                         ---------  ----------
        Net cash provided by operating activities          366,267     342,842
                                                         ---------  ----------

Investing Activities:
   Increase in securities available for sale            (2,446,333) (5,648,709)
   Decrease in securities available for sale             2,377,757   6,118,197
   Property improvements                                  (128,663)    (34,749)
                                                         ---------  ----------
        Net cash provided (used) in investing
         activities                                       (197,239)    434,739
                                                         ---------  ----------

Financing Activities:
   Limited partner distributions                               -    (1,004,362)
                                                         ---------  ----------
        Net cash (used) in financing activities                -    (1,004,362)
                                                         ---------  ----------

          Increase (decrease) in cash and
            cash equivalents                               169,028    (226,781)

Cash and cash equivalents at beginning of year             303,072     624,850
                                                         ---------   ---------

Cash and cash equivalents at end of quarter          $     472,100     398,069
                                                         =========   =========



            See accompanying notes to unaudited financial statements.

                         I.R.E. Pension Investors, Ltd.
                         (A Florida Limited Partnership)

                     Notes to Unaudited Financial Statements
                                  June 30, 1996


Note 1 - General
- ----------------

The accompanying financial statements have been prepared by the Partnership in accordance with the accounting policies described in its 1995 Annual Report and should be read in conjunction with the notes to financial statements which appear in that report.

Note 2 - Litigation
- -------------------

In May 1995, the lease of a tenant occupying approximately 5,000 square feet at Independence Tower expired. Prior to expiration, the Partnership attempted to negotiate a renewal with the tenant, however, the parties were never able to reach agreement. The tenant contended that a lease extension was agreed to by the parties. The tenant brought an action against the Partnership seeking specific performance under the lease the tenant claimed exists, or in the alternative, damages that would be sustained by tenant if it was forced to move, an injunction to keep the Partnership from seeking an order for eviction, damages caused by the Partnership's unfair and deceptive trade practices and for attorneys' fees. Subsequently, the Partnership brought an action for possession of the premises. The tenant also had a note due to the Partnership for prior delinquent rent and when a default occurred under the terms of the note, the Partnership filed suit against the tenant and the co-maker under the note. A trial was held in June 1996 regarding the possession portion of the above and a jury ruled in favor of the Partnership to remove the defendant from the premises. A hearing is scheduled in August 1996 regarding damage claims against the tenant.

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

Note 4 - Compensation to General Partners And Affiliates
- --------------------------------------------------------

During the six and three month periods ended June 30, 1995 and 1996 compensation to general partners and affiliates were as follows:

                                          Six Months Ended   Three Months Ended
                                             June 30,             June 30,
                                             --------             --------
                                          1995     1996        1995      1996
                                          ----     ----        ----      ----
Reimbursement for
 administrative and
 accounting services         $          22,642    20,923      11,391     9,740
Property management fees                37,116    38,917      19,015    18,645
                                        ------    ------      ------    ------
Total                                $  59,758    59,840      30,406    28,385
                                        ======    ======      ======    ======


Note 5 - Securities Available for Sale
- --------------------------------------

The Partnership's securities are available for sale and are carried at fair value, with any related unrealized appreciation or and depreciation reported as a separate component of partners' capital. At December 31, 1995 and June 30, 1996 the cost of securities available for sale approximated their fair value.

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

                         I.R.E. Pension Investors, Ltd.
                         (A Florida Limited Partnership)

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                                  June 30, 1996

The Partnership owns Independence Tower, a 107,000 square foot office building located in Charlotte, North Carolina.

The reason for the changes in the rental income, and property operating expenses for the six and three month periods ended June 30, 1996 as compared to the comparable period in 1995 all relate to the operations of Independence Tower. Rental income increased approximately $32,000 for the six month period ended June 30, 1996 as compared to the comparable period in 1995 primarily due to additional rents received from an increase in occupancy. This increase was offset with an increase in a provision for uncollectible tenant receivable. Rental income decreased $6,000 for the three month period ended June 30, 1996 as compared to the same period in 1995 primarily due to a provision for uncollectible tenant receivable. This decrease was offset with an increase in occupancy. Interest income decreased approximately $4,000 for the six and three month periods ended June 30, 1996 as compared to the same periods in 1995 primarily due to a decrease in yields on investment of funds. Depreciation expense increased approximately $17,000 and $7,000 for the six and three month periods ended June 30 1996 as compared with the prior year comparable periods due to depreciation related to additional property improvements. Repairs and maintenance decreased approximately $6,000 for the six and three month periods ended June 30, 1996 as compared to prior year comparable periods primarily due decreases in window maintenance and general repair maintenance costs. Property operations, other increased approximately $17,000 and $11,000 for the six and three month periods ended June 30, 1996, as compared to the same periods in 1995 primarily due to an increase in legal fees. Other general and administrative expenses decreased approximately $6,000 for the period ended June 30, 1996, as compared to the comparable period in 1995 primarily due to a decrease in auditing fees and professional fees. This decrease was offset with an increase of approximately $3,000 during the three month period ended June 30, 1996 as compared to the same period in 1995 primarily due to an increase in investor relations cost.

A summary of the Partnership's cash flows is as follows:

                                         Six Months Ended June 30,
                                           1995           1996
                                           ----           ----
Net cash provided (used) by:
  Operating activities           $       366,267         342,842
  Investing activities                  (197,239)        434,739
  Financing activities                     -          (1,004,362)
                                       ---------      ----------
                                 $       169,028        (226,781)
                                       =========      ==========

The changes in operating activities were impacted by the changes in net income described above and the changes in operating assets and liabilities between the periods. Investing activities include an increase and a decrease in securities available for sale related to the redemption and purchase of treasury bills and property improvements related to Independence Tower. Such improvements normally are incurred in connection with the obtaining or renewal of tenant leases. Although there are no significant improvements contemplated for the property, improvement costs will be incurred in connection with the obtaining or renewal of tenant leases. Any costs related to the asbestos removal and replacement issue discussed below would be considered property improvements subject to an impairment test for the property. Present costs of implementing an operations and maintenance program for the asbestos issue are considered a cost of operations. Financing activities for 1996 reflect a cash distribution to limited partners of $15.75 per unit.

At June 30, 1996, the Partnership had approximately $398,000 of cash and cash equivalents and approximately $2.0 million in Treasury Bills included in securities available for sale. A distribution of approximately $1.0 million ($15.75 per limited partnership unit) was paid on May 31, 1996 to unit holders of record on May 15, 1996. Management is of the opinion that the Partnership's liquidity, based on its current activities and after the above distribution is adequate to meet anticipated, normal operating requirements during the near term. The costs of asbestos removal at Independence Tower is estimated at from $1.6 million to $2.2 million and the Partnership has retained funds for such removal if it becomes necessary. Should the cost of removal exceed the above estimates, it may need to be funded through financing of this property. Implementation of an operations and maintenance program has been initiated; however, in the future it may be necessary for the Partnership to remove any asbestos in order to sell or refinance the property.

In addition to the items discussed above, the Partnership's long term prospects will be primarily effected by future occupancy levels and rental rates achieved at Independence Tower. Due to the uncertain economic climate in general and the real estate market in particular, management cannot reasonably determine the Partnership's long term liquidity position.

In November 1995, the Partnership entered into an agreement to sell Independence Tower to an unaffiliated third party for a sales price of $4.0 million, subject to a number of conditions pursuant to the agreement. During the first quarter of 1996, this agreement was terminated in accordance with its terms. The Partnership is actively seeking to sell the property and is currently working with a potential buyer. Upon sale of the property and resolution of outstanding issues, the Board of Directors of the Managing General Partner will consider the possible liquidation of the Partnership.

                           Part II - Other Information
                                  June 30, 1996

Item 1 - Legal Proceedings
- --------------------------

Knight Communications, Inc. v. I.R.E. Pension Investors, Ltd., In the North Carolina Superior Court Division 95-CVS-7381. I.R.E. Pension Investors, Ltd. v. Knight Communications, Inc. North Carolina District Court Division - 95-CVD-9645. I.R.E. Pension Investors, Ltd. v. Randall Knight in the North Carolina Superior Court Division 96-CVS-1383. In May 1995, the lease of a tenant occupying approximately 5,000 square feet at Independence Tower expired. Prior to expiration, the Partnership attempted to negotiate a renewal with the tenant, however, the parties were never able to reach agreement. The tenant contended that a lease extension was agreed to by the parties. The tenant brought an action against the Partnership seeking specific performance under the lease the tenant claimed exists, or in the alternative, damages that would be sustained by tenant if it was forced to move, an injunction to keep the Partnership from seeking an order for eviction, damages caused by the Partnership's unfair and deceptive trade practices and for attorneys' fees. Subsequently, the Partnership brought an action for possession of the premises. The tenant also had a note due to the Partnership for prior delinquent rent and when a default occurred under the terms of the note, the Partnership filed suit against the tenant and the co-maker under the note. A trial was held in June 1996 regarding the possession portion of the above and a jury ruled in favor of the Partnership to remove the defendant from the premises. A hearing is scheduled in August 1996 regarding damage claims against the tenant.



Item 2 through 5
- ----------------

        Not applicable.

Item 6 - Exhibits and Reports on Form 8-K
- -----------------------------------------

a)      Exhibit 27 - Financial Data Schedule

b)      No report on Form 8-K was filed during the quarter ended June 30, 1996.



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


                                        I.R.E. PENSION INVESTORS, LTD.
                                        Registrant
                                  By:   I.R.E. Pension Advisors, Corp.
                                        Managing General Partner of Registrant




Date: August 6, 1996              By:   /s/ Glen R. Gilbert
                                        -------------------
                                        Glen R. Gilbert, Senior Vice President
                                          and Chief Financial Officer