Form 10-Q
period 1996-09-30
IRE PENSION INVESTORS LTD
filed 1996-11-14
CIK 748827

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                    FORM 10-Q



                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



For the Quarter Ended                                  Commission File Number
  September 30, 1996                                         0-13624





                         I.R.E. PENSION INVESTORS, LTD.
                  (Exact name of Registrant as specified in its
                       Certificate of Limited Partnership)




        Florida                                        59-2483870
(State of Organization)                  (IRS Employer Identification Number)



1750 E. Sunrise Boulevard
Fort Lauderdale, Florida                                              33304
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

                              Yes   X      No
                                  ----        ----

                         I.R.E. Pension Investors, Ltd.
                         (A Florida Limited Partnership)

                            Statements of Operations
     For the Nine and Three Month Periods ended September 30, 1995 and 1996
                                   (Unaudited)


                                    Nine Months Ended       Three Months Ended
                                     September 30,             September 30,
                                     -------------             -------------
                                      1995         1996       1995       1996
                                      ----         ----       ----       ----

Revenues:
Rental income                       $997,589     997,556     383,416     351,768
Interest income                      119,383     106,723      41,065      32,540
Other income                           6,572       4,497       2,150       1,674
                                    --------    --------    --------    --------
Total revenues                     1,123,544   1,108,776     426,631     385,982
                                    --------    --------    --------    --------

Costs and expenses:
Depreciation                         393,403     415,868     134,585     139,716
Property operations:
   Taxes                              52,026      51,625      17,503      17,160
   Insurance                          32,956      29,626      11,579       6,466
   Utilities                         153,666     153,376      48,900      46,582
   Property management
     fees to affiliate                60,250      60,123      23,134      21,206
   Repairs and maintenance           177,365     162,110      58,663      49,416
   Other                              65,694      95,543      24,968      37,923
General and administrative:
   To affiliates                      32,673      31,750      10,031      10,827
   Other                              25,821      20,268       4,922       4,886
Reversal of interest
   accrued related to
   the litigation                    (69,420)       --       (69,420)       --
                                    --------    --------    --------    --------
Total costs and expenses             924,434   1,020,289     264,865     334,182
                                    --------    --------    --------    --------

Net income                          $199,110      88,487     161,766      51,800
                                    ========    ========    ========    ========

Net income per weighted
    average limited partnership
    unit outstanding                $   3.09        1.37        2.51         .80
                                    ========    ========    ========    ========



                   See accompanying notes to unaudited financial statements.

                         I.R.E. Pension Investors, Ltd.
                         (A Florida Limited Partnership)

                                 Balance Sheets
                    December 31, 1995 and September 30, 1996
                                   (Unaudited)


                                     Assets


                                                  December 31,     September 30,
                                                      1995               1996
                                                      ----               ----

Cash and cash equivalents                         $  624,850            547,877

Securities available for sale                      2,517,404          2,075,090

Investments in real estate:
    Office building                                7,129,075          7,205,785
Less accumulated depreciation                     (3,529,452)        (3,945,320)
                                                  ----------         ----------
         Net investment in real estate             3,599,623          3,260,465

Other assets, net                                     68,673             29,746
                                                  ----------         ----------
                                                  $6,810,550          5,913,178
                                                  ==========         ==========


                        Liabilities and Partners' Capital



Accrued expenses                                       1,987             59,405
Accounts payable and other liabilities               164,293            125,207
Due to affiliates                                     12,215             12,386
                                                  ----------         ----------
    Total liabilities                                178,495            196,998

Partners' capital:
 63,776 limited partnership units issued
    and outstanding                                6,632,055          5,716,180
                                                  ----------         ----------
                                                  $6,810,550          5,913,178
                                                  ==========         ==========






               See accompanying notes to unaudited financial statements.

                         I.R.E. Pension Investors, Ltd.
                         (A Florida Limited Partnership)

                         Statement of Partners' Capital
                  For the Nine Months Ended September 30, 1996
                                   (Unaudited)


                                          Limited        General
                                         Partners        Partners       Total
                                         --------        --------       -----

Balance at December 31, 1995         $    6,650,305       (18,250)    6,632,055

Limited partner distributions            (1,004,362)          -      (1,004,362)

Net income                                   87,602           885        88,487
                                          ---------       -------     ---------

Balance at September 30, 1996        $    5,733,545       (17,365)    5,716,180
                                          =========      ========     =========



            See accompanying notes to unaudited financial statements.

                         I.R.E. Pension Investors, Ltd.
                         (A Florida Limited Partnership)
                            Statements of Cash Flows
              For the Nine Months Ended September 30, 1995 and 1996
                                   (Unaudited)


                                                      1995          1996
                                                      ----          ----

Operating Activities:
   Net income                                     $  199,110        88,487
   Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation                                   393,403       415,868
      Non-cash portion of rental income                1,763         1,197
      Changes in operating assets and liabilities:
        Increase (decrease) in accrued expenses
         accounts payable and other liabilities,
         and due to affiliates                        (9,734)       18,503
      Decrease (increase) in other assets, net       (26,893)       37,730
                                                  ----------    ----------
        Net cash provided by operating activities    557,649       561,785
                                                  ----------    ----------

Investing Activities:
   Increase in securities available for sale      (2,481,809)   (7,711,028)
   Decrease in securities available for sale       2,377,757     8,153,342
   Property improvements                            (193,040)      (76,710)
                                                  ----------    ----------
        Net cash provided (used) in investing
         activities                                 (297,092)      365,604
                                                  ----------    ----------

Financing Activities:
   Limited partner distributions                        --      (1,004,362)
                                                  ----------    ----------
        Net cash (used) in financing activities         --      (1,004,362)
                                                  ----------    ----------

          Increase (decrease) in cash and
            cash equivalents                         260,557       (76,973)

Cash and cash equivalents at beginning of year       303,072       624,850
                                                  ----------    ----------

Cash and cash equivalents at end of quarter       $  563,629       547,877
                                                  ==========    ==========



            See accompanying notes to unaudited financial statements.

                         I.R.E. Pension Investors, Ltd.
                         (A Florida Limited Partnership)

                     Notes to Unaudited Financial Statements
                               September 30, 1996


Note 1 - General

The accompanying financial statements have been prepared by the Partnership in accordance with the accounting policies described in its 1995 Annual Report and should be read in conjunction with the notes to financial statements which appear in that report.

Note 2 - Litigation

In May 1995, the lease of a tenant occupying approximately 5,000 square feet at Independence Tower expired. Prior to expiration, the Partnership attempted to negotiate a renewal with the tenant, however, the parties were never able to reach agreement. The tenant contended that a lease extension was agreed to by the parties. The tenant brought an action against the Partnership seeking specific performance under the lease the tenant claimed exists, or in the alternative, damages that would be sustained by tenant if it was forced to move, an injunction to keep the Partnership from seeking an order for eviction, damages caused by the Partnership's unfair and deceptive trade practices and for attorneys' fees. Subsequently, the Partnership brought an action for possession of the premises. The tenant also had a note due to the Partnership for prior delinquent rent and when a default occurred under the terms of the note, the Partnership filed suit against the tenant and the co-maker under the note. A trial was held in June 1996 regarding the possession portion of the above and a jury ruled in favor of the Partnership to remove the defendant from the premises. In August 1996, settlement agreement was reached and actions were dismissed by both parties.

Note 3 - Other Matters

In October 1995, the Partnership entered into an agreement to sell Independence Tower to an unaffiliated third party for a sales price of $4.0 million, subject to a number of conditions pursuant to the agreement. During the first quarter of 1996, this agreement was terminated in accordance with its terms. In August 1996, the October 1995 agreement was reinstated by an amendment that was also subject to a number of conditions. The primary condition was for the prospective buyer to obtain financing on the property. The prospective buyer has made application for financing, however, it is not anticipated that the lender will be able to close the loan until late November. There is no assurance that the conditions of the contract will be met or that the property will be sold pursuant to the agreement.

A preliminary environmental site assessment and asbestos survey of Independence Tower revealed the presence of asbestos containing materials. The estimated cost to remove and replace the asbestos items is between approximately $1.6 million and $2.2 million. Implementation of an operations and maintenance program has been initiated, however, in the future, it may be necessary for the Partnership to remove all remaining asbestos in order to sell or refinance this property. The Partnership will not be required to do anything with respect to the asbestos if the property is sold to the prospective buyer under the agreement described in the above paragraph.

Note 4 - Compensation to General Partners And Affiliates

During the nine and three month periods ended September 30, 1995 and 1996 compensation to general partners and affiliates were as follows:

                                       Nine Months Ended    Three Months Ended
                                        September 30,         September 30,
                                        -------------         -------------
                                       1995      1996        1995       1996
                                       ----      ----        ----       ----

Reimbursement for
 administrative and
 accounting services               $   32,673    31,750      10,031     10,827
Property management fees               60,250    60,123      23,134     21,206
                                       ------    -------     ------    -------
Total                              $   92,923    91,873      33,165     32,033
                                       =======   ======      ======     ======


Note 5 - Securities Available for Sale

The Partnership holds securities available for sale which are carried at fair value, with any related unrealized appreciation or depreciation reported as a separate component of partners' capital. At December 31, 1995 and September 30, 1996 the cost of securities available for sale approximated their fair value.

Note 6 - Management Representation

In the opinion of Partnership management, all adjustments, none of which were other than normal recurring accruals, necessary for a fair presentation of the accompanying financial information have been included.

                         I.R.E. Pension Investors, Ltd.
                         (A Florida Limited Partnership)

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                               September 30, 1996

The Partnership owns Independence Tower, a 107,000 square foot office building located in Charlotte, North Carolina.

The reason for the changes in the rental income, and property operating expenses for the nine and three month periods ended September 30, 1996 as compared to the comparable period in 1995 all relate to the operations of Independence Tower. Rental income decreased $32,000 for the three month period ended September 30, 1996 as compared to the same period in 1995 primarily due to additional rent received in September 1995, not accrued for in prior periods. Interest income decreased approximately $13,000 and $8,000 for the nine and three month periods ended September 30, 1996, respectively, as compared to the same periods in 1995 primarily due to decreases in funds available for investment and yields on those investments. Depreciation expense increased approximately $22,000 and $5,000 for the nine and three month periods ended September 30 1996, respectively, as compared with the prior year comparable periods due to depreciation related to certain property improvements made. Insurance expense decreased $3,000 and $5,000 for the nine and three month periods ended September 30, 1996, respectively, as compared to the comparable periods in 1995 primarily due to a decrease in insurance premiums. Repairs and maintenance decreased approximately $15,000 and $9,000 for the nine and three month periods ended September 30, 1996, respectively, as compared to prior year comparable periods primarily due to decreases in window maintenance and janitorial costs. Property operations, other increased approximately $30,000 and $13,000 for the nine and three month periods ended September 30, 1996, respectively, as compared to the same periods in 1995 primarily due to an increase in legal fees. Other general and administrative expenses decreased approximately $6,000 for the nine month period ended September 30, 1996, as compared to the comparable period in 1995 primarily due to a decrease in auditing fees, postage and elimination of interest accruals, during the third quarter of 1995, relating to litigation. During the quarter ended September 30, 1995, the interest that had been accrued through June 30, 1995 of approximately $69,000 for litigation was reversed based upon the determination that the Partnership had no ongoing claims against it.

A summary of the Partnership's cash flows is as follows:

                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                      1995               1996
                                                      ----               ----
Net cash provided (used) by:
Operating activities                              $  557,649            561,785
Investing activities                                (297,092)           365,604
Financing activities                                    --           (1,004,362)
                                                  ----------         ----------

                                                  $  260,557            (76,973)
                                                  ==========         ==========

The changes in operating activities were impacted by the changes in net income described above and the changes in operating assets and liabilities between the periods. Investing activities included an increase and a decrease in securities available for sale related to the redemption and purchase of treasury bills and property improvements related to Independence Tower. Such improvements normally are incurred in connection with the obtaining or renewal of tenant leases. Although there are no significant improvements contemplated for the property, improvement costs will be incurred in connection with the obtaining or renewal of tenant leases. Any costs related to the asbestos removal and replacement issue discussed below would be considered property improvements subject to an impairment test for the property. Present costs of implementing an operations and maintenance program for the asbestos issue are considered a cost of operations. Financing activities for 1996 reflect a cash distribution to limited partners of $15.75 per unit.

At September 30, 1996, the Partnership had approximately $548,000 of cash and cash equivalents and approximately $2.1 million in Treasury Bills included in securities available for sale. A distribution of approximately $1.0 million ($15.75 per limited partnership unit) was paid on May 31, 1996 to unit holders of record on May 15, 1996. Management is of the opinion that the Partnership's liquidity, based on its current activities and after the above distribution is adequate to meet anticipated, normal operating requirements during the near term. The costs of asbestos removal at Independence Tower is estimated at between $1.6 million and $2.2 million and the Partnership has retained funds for such removal if it becomes necessary. Should the cost of removal exceed the above estimates, it may need to be funded through financing of this property. Implementation of an operations and maintenance program has been initiated; however, in the future it may be necessary for the Partnership to remove all remaining asbestos in order to sell or refinance the property. The Partnership will not be required to do anything with respect to the asbestos if the property is sold to the prospective buyer under the agreement described in the paragraph below.

In addition to the items discussed above, the Partnership's long term prospects will be primarily effected by future occupancy levels and rental rates achieved at Independence Tower. Due to the uncertain economic climate in general and the real estate market in particular, management cannot reasonably determine the Partnership's long term liquidity position.

In October 1995, the Partnership entered into an agreement to sell Independence Tower to an unaffiliated third party for a sales price of $4.0 million, subject to a number of conditions pursuant to the agreement. During the first quarter of 1996, this agreement was terminated in accordance with its terms. In August 1996, the October 1995 agreement was reinstated by an amendment that was also subject to a number of conditions. The primary condition was for the prospective buyer to obtain financing on the property. The prospective buyer has made application for financing, however, it is not anticipated that the lender will be able to close the loan until late November. There is no assurance that the conditions of the contract will be met or that the property will be sold pursuant to the agreement.

Except for historical information contained herein, the matters discussed in this report are forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to, economic, competitive and other factors affecting the Company's operations, markets, products and services, expansion strategies and other factors discussed elsewhere in this report and the documents filed by the Company with the Securities and Exchange Commission. Many of these factors are beyond the
Company's control. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will, in fact, occur.

                           Part II - Other Information
                               September 30, 1996


Item 1 - Legal Proceedings

Knight Communications, Inc. v. I.R.E. Pension Investors, Ltd., In the North Carolina Superior Court Division 95-CVS-7381. I.R.E. Pension Investors, Ltd. v. Knight Communications, Inc. North Carolina District Court Division - 95-CVD-9645. I.R.E. Pension Investors, Ltd. v. Randall Knight in the North Carolina Superior Court Division 96-CVS-1383. In May 1995, the lease of a tenant occupying approximately 5,000 square feet at Independence Tower expired. Prior to expiration, the Partnership attempted to negotiate a renewal with the tenant, however, the parties were never able to reach agreement. The tenant contended that a lease extension was agreed to by the parties. The tenant brought an action against the Partnership seeking specific performance under the lease the tenant claimed exists, or in the alternative, damages that would be sustained by tenant if it was forced to move, an injunction to keep the Partnership from seeking an order for eviction, damages caused by the Partnership's unfair and deceptive trade practices and for attorneys' fees. Subsequently, the Partnership brought an action for possession of the premises. The tenant also had a note due to the Partnership for prior delinquent rent and when a default occurred under the terms of the note, the Partnership filed suit against the tenant and the co-maker under the note. A trial was held in June 1996 regarding the possession portion of the above and a jury ruled in favor of the Partnership to remove the defendant from the premises. In August 1996, a settlement agreement was reached and the actions were dismissed by both parties.



Item 2 through 5

        Not applicable.

Item 6 - Exhibits and Reports on Form 8-K

a)      Exhibit 27 - Financial Data Schedule

b)      No report on Form 8-K was filed during the quarter ended
        September 30, 1996.



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


                                         I.R.E. PENSION INVESTORS, LTD.
                                         Registrant
                                   By:   I.R.E. Pension Advisors, Corp.
                                         Managing General Partner of Registrant




Date: November 8, 1996             By:   /s/ Glen R. Gilbert
                                         -------------------
                                         Glen R. Gilbert, Senior Vice President
                                           and Chief Financial Officer